Form 10-Q
period 1998-12-31
WILLOW GROVE BANCORP INC
filed 1999-02-16
CIK 1070543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR  15(d) OF  THE   SECURITIES
     EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


                         Commission file number: 0-25191

                           Willow Grove Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

          United States                                          23-2986192
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

           Welsh and Norristown Roads, Maple Glen, Pennsylvania 19002
                    (Address of principal executive offices)

                                 (215) 646-5405
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES  [ ]         NO  [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The Registrant had 5,143,487 shares of Common Stock issued and outstanding as of February 16, 1999.

                           WILLOW GROVE BANCORP, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)                             3

                  Consolidated Statements of Financial Condition at
                  December 31, 1998 and June 30, 1998                          3

                  Consolidated Statements of Operations -  For the Three
                  and Six-Month Periods Ended December 31, 1998                4

                  Consolidated Statements of Cash Flows - For the
                  Six-Months Ended December 31, 1998 and 1997                  5

                  Notes to Financial Statements                                6

         Item 2.  Management's Discussion and Analysis                        11

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                 18

PART II  OTHER INFORMATION

         Item 1:  Legal Proceedings                                           19

         Item 2:  Changes in Securities and Use of Proceeds                   19

         Item 3:  Defaults upon Senior Securities                             19

         Item 4:  Submission of Matters to a Vote of Security Holders         19

         Item 5:  Other Information                                           19

         Item 6:  Exhibits and Reports on Form 8-K                            20

                           Willow Grove Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                                 (In Thousands)

Assets                                                      December 31, 1998            June 30, 1998
--------------------------------------------------------  ---------------------  ---------------------
Cash and cash equivalents:
   Cash on hand and non-interest bearing
      deposits                                                         $2,738                   $2,932
   Interest-bearing deposits                                           16,892                   15,359
                                                             ----------------         ----------------
   Total cash and cash equivalents                                     19,630                   18,291
Assets available for sale:
   Securities (amortized cost of $75,260 and $47,984,
      respectively)                                                    75,487                   48,111
   Loans                                                                                        12,152
Loans (net of allowance for loan losses of
$2,895 and $2,665, respectively)                                      333,838                  315,705
Accrued income receivable                                               1,992                    2,109
Property and equipment, net                                             4,855                    4,772
Intangible assets                                                       2,155                    2,360
Other assets                                                            1,656                    1,874
------------------------------------------------------------------------------------------------------
   Total Assets                                                      $439,613                 $405,374
------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------
Deposits                                                             $364,058                 $340,793
Federal Home Loan Bank advances                                        12,000                   21,000
Advance payments from borrowers for taxes                               3,107                    4,481
Accrued interest payable                                                  365                      389
Other liabilities                                                       2,254                    2,766
------------------------------------------------------------------------------------------------------
   Total Liabilities                                                 $381,784                 $369,429

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.01 par value; (25,000,000
   authorized; 5,143,487 issued and
   outstanding as of December 31, 1998)                                    50                     --
   Additional paid-in capital                                          22,295                     --
   Retained earnings                                                   37,136                   35,865
   Accumulated other comprehensive income                                 141                       80
   Unallocated common stock held by
      employee stock ownership plan (ESOP)                             (1,793)                    --
------------------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                         $57,829                  $35,945
       Total Liabilities and Stockholders' Equity                    $439,613                 $405,374
------------------------------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements

                           Willow Grove Bancorp, Inc.
                      Consolidated Statements of Operations
                                 (In Thousands)

                                                        For the Three Months Ended     For the Six Months Ended
                                                                December 31,                 December 31,
                                                          ----------------------         ---------------------
                                                            1998          1997             1998         1997
                                                          --------      --------         --------     --------
Interest and dividend income:
   Loans receivable                                       $  6,697      $  6,317         $ 13,445     $ 12,334
   Securities, primarily taxable                             1,058           762            1,914        1,588
--------------------------------------------------------------------------------------------------------------
     Total interest income                                   7,755         7,079           15,359       13,922
--------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                  3,955         3,659            7,695        7,233
   Borrowings                                                  180            87              395          178
   Advanced payment from borrowers
     for taxes                                                   5             6               12           15
--------------------------------------------------------------------------------------------------------------
     Total interest expense                                  4,140         3,752            8,102        7,426
--------------------------------------------------------------------------------------------------------------
Net interest income                                          3,615         3,327            7,257        6,496
Provision for loan losses                                      140            90              230          180
--------------------------------------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                                            3,475         3,237            7,027        6,316
--------------------------------------------------------------------------------------------------------------
Non-interest income:
   Service charges and fees                                    211           153              425          293
   Loss on sale of securities available
     for sale                                                 --            --               --            (55)
   Gain (loss) on sale of loans available
     for sale                                                   (1)           10               11            5
   Loan servicing income, net                                   69            34              142          114
--------------------------------------------------------------------------------------------------------------
     Total non-interest income                                 279           197              578          357
--------------------------------------------------------------------------------------------------------------
Non-interest expense:
   Compensation and employee benefits                        1,300         1,188            2,564        2,222
   Occupancy                                                   136           141              280          263
   Furniture and equipment                                      75            69              143          128
   Federal insurance premium                                    49            49              100           96
   Amortization of intangible assets                           103           103              205          205
   Data processing                                             105            83              200          165
   Advertising                                                 122           100              190          172
    Foundation expense                                         896             0              896            0
   Community enrichment                                          0            89              100          182
   Other expense                                               407           307              719          583
--------------------------------------------------------------------------------------------------------------
     Total non-interest expense                              3,193         2,129            5,397        4,016
--------------------------------------------------------------------------------------------------------------
Income before income taxes                                     561         1,305            2,208        2,657
Income taxes                                                   226           471              837          956
--------------------------------------------------------------------------------------------------------------
Net income                                                $    335      $    834         $  1,371     $  1,701
==============================================================================================================

See accompanying notes to the consolidated finanical statments

                           Willow Grove Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                              For the Six Months Ended December 31,
                                                                              --------------------------------------
                                                                                     1998               1997
                                                                              -----------------    -----------------
Net cash flows from operating activities:
   Net income                                                                       $1,371             $1,701
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                      192                175
     Amortization of premium and accretion of discount, net                             42                (72)
     Amortization of intangible assets                                                 205                205
     Foundation expense                                                                896                 --
     Provision for loan losses                                                         230                180
     Gain on sale of loans available for sale                                          (11)                (5)
     Loss on sale of securities available for sale                                      --                 55
     Decrease in deferred loan fees                                                   (228)               (28)
     Decrease in accrued income receivable                                             117                123
     Decrease (increase) in other assets                                               485                (78)
     Decrease in accrued interest payable                                              (24)               (61)
     Deferred income tax expense (benefit)                                            (612)                --
     Increase (decrease) in other liabilities                                         (304)               339
     Originations and purchases of loans available for sale                         (2,865)           (10,477)
     Proceeds from sale of loans available for sale                                 15,028             15,768
--------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                  $14,522             $7,825
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Net increase in loans                                                        ($18,137)          ($23,087)
     Purchase of securities available for sale                                      53,521            (23,546)
     Proceeds from maturities and calls of securities held to maturity                  --              3,999
     Proceeds from sales and calls of securities available for sale                 17,000             23,175
     Principal repayments of securities available for sale                           9,203              3,234
     Purchase of property and equipment, net                                          (275)              (842)
--------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                     ($45,730)          ($17,067)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase in deposits                                                      $23,265            $14,350
     Net increase (decrease) in FHLB advances with
        original maturity less than 90 days                                          7,000                 --
     Net increase (decrease) in FHLB advances with original maturity
        greater than 90 days                                                            --              1,000
     Repayment of FHLB advances with original maturity greater
        than 90 days                                                                (2,000)                --
     Net increase (decrease) in advance payments from borrowers for
        taxes                                                                       (1,374)            (1,213)
     Proceeds from stock issuance, net                                              19,656                 --
--------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                      32,547            $14,137
--------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash and cash equivalents                           $1,339             $4,895
Cash and cash equivalents:
     Beginning of period                                                           $18,291             $4,204
--------------------------------------------------------------------------------------------------------------
     End of period                                                                 $19,630             $9,099
--------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash and cash flow information:
     Interest paid                                                                  $8,126             $7,485
     Income taxes paid                                                              $1,190             $1,066
--------------------------------------------------------------------------------------------------------------
Noncash items:
     Change in unrealized gain (loss) on securities available for sale
           (net of taxes of $39 and $210 in 1998 and 1997, respectively)               $61               $342

See accompanying notes to the consolidated financial statements

                           WILLOW GROVE BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Financial Statement Presentation

     The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period ended June 30, 1998 contained in the Company's Prospectus dated November 12, 1998. The results for the six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. In particular, it is noted that during the remainder of fiscal 1999, the Company will be recording additional charges resulting from the Reorganization as previously described in the Company's registration statement on Form S-1, filed on September 18, 1998, as amended. During the second quarter of fiscal year 1999 the Company recorded a pre-tax expense of $896,000 in conjunction with the formation of the Foundation.

2.   Summary of Significant Accounting Policies

     On December 23, 1998, Willow Grove Bancorp, Inc. (the "Company") completed the reorganization of Willow Grove Bank, a federally chartered mutual savings bank ("Willow Grove" or the "Bank"), into the federal mutual holding company form of ownership, whereby the Bank converted into a federally chartered stock savings bank as a wholly owned subsidiary of the Company, and the Company became a majority-owned subsidiary of Willow Grove Mutual Holding Company, a federally chartered mutual holding company (the "MHC") (the "Reorganization"). In connection with the Reorganization, the Company sold 2,240,878 shares of Company common stock, par value $0.01 per share ("Company Common Stock") at $10.00 per share to total, which net issuance costs generated proceeds of $21.4 million, including shares issed to the employee stock ownership plan ("ESOP"). The Company also issued 2,812,974 shares of Company Common Stock to the MHC. As an integral part of the Reorganization and in furtherance of Willow Grove's commitment to the communities that it serves, Willow Grove and the Company have established a charitable foundation known as The Willow Grove Foundation (the "Foundation") and have contributed 89,635 shares to the Foundation. The
Foundation will provide funding to support charitable causes and community development activities which will complement Willow Grove's existing community activities. In addition, the Company established an ESOP for the employees of the Company and the Bank which became effective with the completion of the Reorganization.

     Additional information regarding the Reorganization is included in the Company's Registration Statement on Form S-1 filed on September 18, 1998, as amended.

3.   Earnings Per Share

     Earnings per share for quarters current and prior to December 31, 1998 is not meaningful, as the Bank's Reorganization was not completed until December 23, 1998.

4.   Loan Portfolio

     The Bank's Loan Portfolio consisted of the following at the dates indicated:

                                                         December 31, 1998               June 30, 1998
                                                  ------------------------------   ---------------------------

                                                                     Percent of                     Percent of
                                                     Amount             Total         Amount           Total
                                                  -----------        -----------   -----------      ----------
                                                                       (Dollars in Thousands)
Mortgage loans:
Single family residential                          $ 224,243            64.5%      $ 230,979           70.3%
Multi-family residential                              11,594             3.3           7,500            2.3
Commercial real estate                                34,664            10.0          24,478            7.4
Construction                                          17,170             4.9          13,627            4.2
Home equity                                           45,060            13.0          41,366           12.6
-----------------------------------------------------------------------------------------------------------
Total mortgage loans                               $ 332,731            94.2%      $ 317,950           96.8%
-----------------------------------------------------------------------------------------------------------
Non-mortgage consumer loans                        $   5,950             1.7%      $   4,930            1.5%
-----------------------------------------------------------------------------------------------------------
Commercial business loans                          $   9,237             2.7%      $   5,437            1.7%
-----------------------------------------------------------------------------------------------------------
Total loans receivable                             $ 347,918           100.0%      $ 328,317          100.0%
Less:
    Undisbursed portion of loan proceeds             (10,321)                         (8,855)
    Allowance for loan losses                         (2,895)                         (2,665)
    Deferred loan origination fees                      (864)                         (1,092)
-----------------------------------------------------------------------------------------------------------
    Loans receivable, net                          $ 333,838                       $  315,705
-----------------------------------------------------------------------------------------------------------

5.   Securities

     The amortized cost of available-for-sale securities and their estimated fair values at December 31, 1998 and June 30, 1998 are as follows:


                                                               At December 31, 1998
                                     ------------------------------------------------------------------------
                                                                                                   Estimated
                                       Amortized          Unrealized           Unrealized            Fair
                                          Cost              Gains                Losses              Value
                                     --------------    ----------------      --------------       -----------
                                                              (Dollars in Thousands)
Equity Securities:
   Mutual fund                           $8,010                                  ($39)                 $7,971
   Federal Home Mortgage
     Loan Corporation
     preferred stock                        100                                                           100
   Federal Home Loan
    Mortgage Corporation
     common stock                            89               $32                                         121
   Federal National
    Mortgage Association
     stock                                    8                21                                          29
   Federal Home Loan Bank
     of Pittsburgh stock                  2,733                                                         2,733
U.S. Government and
   government agency
   securities                            28,995                16                 (96)                 28,915
Mortgage-Backed securities:
   Federal Home Loan
    Mortgage Corporation                      2                                                             2
   Federal National Mortgage
    Association                          17,452               203                 (15)                 17,640
   Government National
    Mortgage Association                  3,771               106                                       3,877
Municipal security                          100                                    (1)                     99
Federal Home Loan Bank
   Certificates of Deposit               14,000                                                        14,000
-------------------------------------------------------------------------------------------------------------
   Total                                $75,260              $347               ($120)                $75,487
-------------------------------------------------------------------------------------------------------------

                                                                 At June 30, 1998
                                     ------------------------------------------------------------------------
                                                                                                   Estimated
                                       Amortized          Unrealized           Unrealized            Fair
                                          Cost              Gains                Losses              Value
                                     --------------    ----------------      --------------       -----------
                                                              (Dollars in Thousands)
Equity Securities:
   Mutual fund                           $7,010                                      ($25)             $6,985
   Federal Home Mortgage
    Loan Corporation
    preferred stock                         100                $1                                         101
   Federal Home Loan
    Mortgage Corporation
    common stock                             89                 5                                          94
   Federal National
    Mortgage Association
    stock                                     8                16                                          24
   Federal Home Loan Bank
    of Pittsburgh stock                   2,733                                                         2,733
U.S. Government and
  government agency
  securities                             20,004                30                     (35)             19,999
Mortgage-Backed Securities:
   Federal Home Loan
    Mortgage Corporation                      3                                                             3
   Federal National Mortgage
    Association                          13,532               112                    (100)             13,544
   Government National
    Mortgage Association                  4,405               127                                       4,532
Municipal security                          100                                        (4)                 96
-------------------------------------------------------------------------------------------------------------
   Total                                $47,984              $291                   ($164)            $48,111
-------------------------------------------------------------------------------------------------------------

6.   Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement standardizes the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Statement categorized derivatives used for hedging purposes as either fair value hedges, cash flow hedges, foreign currency fair value hedges, foreign currency cash flow hedges, or hedges of certain foreign currency exposures. The Statement generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, so long as the hedge is effective. Prospective application of SFAS No. 133 is required for all fiscal years beginning after June 15, 1999, however earlier application is permitted. Currently, the Company does not use any derivative instruments nor does it engage in any hedging activities. The Company has not yet determined the impact, if any, of this Statement, including its provisions for the potential reclassification of investment securities, on earnings, financial condition or equity.

     In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify any retained mortgage-backed securities based on the ability and intent to sell or hold those investments, except that a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. This Statement is effective for the first fiscal quarter beginning after December 15, 1998 with earlier adoption permitted. This Statement provides a one-time opportunity for an enterprise to reclassify, based on the ability and intent on the date of adoption of this Statement, mortgage-backed securities and other beneficial interests retained after securitization of mortgage loans held for sale from the trading category, except for those with commitments in place. The Company has not yet determined the impact, if any of this Statement, including, if applicable, its provisions for the potential reclassifications of certain investment securities, on earnings, financial condition or equity.

     In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." The statement is effective for all fiscal quarters of all fiscal years beginning after January 1, 1999. The statement changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale.

     In management's opinion SFAS No. 134 when adopted will not have a material effect on the Company's financial statements.

7.   Comprehensive Income

     On July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only component of other comprehensive income is the change in the estimated fair value of investment securities available-for-sale.


                                           Three Months Ended   Six Months Ended
                                              December 31,        December 31,
                                            ----------------    ---------------
                                             1998      1997      1998     1997
                                            ------    ------    ------   ------
                                                  (Dollars in Thousands)
Comprehensive income:
Net income ..............................   $  335    $  834    $1,371   $1,701
Other Comprehensive Income net of tax:
   Net change in unrealized gain (loss)
     on securities available-for-sale ...      (82)       (4)       61      206
   Less: Reclassification adjustments
     for losses included in net income ..       --        --        --      136
Other Comprehensive Income (loss)........      (82)       (4)       61      342
                                            ------    ------    ------   ------
Comprehensive Income: ...................   $  253    $  830    $1,432   $1,907
                                            ======    ======    ======   ======

Item 2.  Management's Discussion and Analysis

     This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, the words, "anticipate," "believe," "estimate," "expect," "intent," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

Changes in Financial Condition

     General. Total assets of the Company increased by $34.2 million or 8.4% to $439.6 million at December 31, 1998 compared to $405.4 million at June 30, 1998. This increase is reflected primarily as an increase of $1.3 million in cash and cash equivalents, an increase of $27.4 million in securities, and an increase of $18.1 million in loans. The increases in assets were funded by increases of $23.3 million in deposits and $19.7 million of net stock subscription cash proceeds (net of Reorganization costs of $960,000).

     Cash and cash equivalents. Cash and cash equivalents amounted to $19.6 million and $18.3 million at December 31, 1998 and June 30, 1998, respectively.

     Assets Available for Sale. At December 31, 1998, the Company's assets available for sale consisted of $75.5 million in securities compared to $48.1 million in securities and $12.2 million in loans, respectively, at June 30, 1998. This increase in assets available for sale of $15.2 million or 25.2% was related to the purchase of additional securities, as a means of deploying a significant poertion of the recently raised equity capital.

     At December 31, 1998 the Company had an unrealized gain, net of taxes, on securities available for sale of $141,000, which is an increase of $61,000 compared to June 30, 1998.

     Loans. The net loan portfolio of the Company increased from $315.7 million at June 30, 1998 to $333.8 million at December 31, 1998. The increase in the Bank's net loan portfolio during 1998 was due, in large part, to the Bank's efforts to expand its lending activities, other than to single-family residential first mortgage loans.

     The following table sets forth information with respect to non-performing assets identified by the Bank, including non-accrual loans and other real estate owned.


                                               December 31, 1998   June 30, 1998
                                               -----------------   -------------
                                                      (Dollars in Thousands)
Accruing loans 90 days or more past due:
   Mortgage loans ...........................       $  463             $  142
   Other loans ..............................           --                 --
                                                    ------             ------
     Total accruing loans ...................       $  463             $  142
Non-accrual loans:
   Mortgage loans:
     Single-family residential ..............        1,010              1,249
     Multi-family residential ...............           --                 --
     Commercial real estate .................           --                 --
     Construction ...........................            1                 --
     Home equity ............................            1                 --
   Non-mortgage consumer loans ..............           58                  2
   Commercial business loans ................           --                 96
                                                    ------             ------
     Total non-accruing loans ...............       $1,069             $1,347
                                                    ------             ------
     Total non-performing
       loans....... .........................       $1,532             $1,489
                                                    ------             ------
Other real estate owned, net ................           --                 --
                                                    ------             ------
     Total non-performing assets ............       $1,532             $1,489
                                                    ======             ======
Non-performing loans to total
  loans......................................         0.46%              0.47%
Non-performing assets to total assets .......         0.35%              0.37%

     Intangible Assets. The Company's intangible assets amounted to $2.2 million and $2.4 million at December 31, 1998 and June 30, 1998, respectively. Such assets are comprised of goodwill and a core deposit intangible resulting from the Bank's purchase of three branch offices from another institution in March 1994. The goodwill is being amortized on a straight-line basis over 15 years while the core deposit intangible is being amortized on an accelerated basis over 10 years.

     Liabilities. The Company's total liabilities increased by $12.4 million, or 3.4%, to $381.8 million at December 31, 1998 compared to $369.4 million at June 30, 1998. The primary reason for such increase was a $23.3 million increase in deposits, which was partially offset by a $9.0 million decrease in Federal Home Loan Bank ("FBLB") advances. The Company attributes the growth in deposits to its increase in certificates of deposit and to its continued efforts in soliciting non-interest checking and business accounts.

     Equity. Total equity of the Company amounted to $57.8 million or 13.1% of assets at December 31, 1998 compared to $35.9 million or 8.9% of total assets at June 30, 1998. The primary reason for the significant increase to equity was the $19.7 million net proceeds raised from the Company's initial public offering. Total equity of the Company included $141,000 and $80,000 of unrealized gain, net of taxes on securities available for sale at December 31, 1998 and June 30, 1998, respectively. The increase in retained earnings from June 30, 1998 to December 31, 1998 reflects the income for the six month period of $1.4 million, net of capitalization of the MHC.

Results of Operations

     General - Net income for the three months and six month periods ended December 31, 1998 was $335,000 and $1.4 million, respectively. This compares to net income of $834,000 and $1.7 million for the same respective periods of the prior year.

     Net Interest Income - Net interest income increased during the three and six months ended December 31, 1998 compared to the prior respective periods. Increases in the average balances of interest-earning assets during each of the periods in 1998 more than offset declines in net interest spreads during such periods.

     The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Bank from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods. Given that the Company had only nominal amounts of tax-exempt investments, the date below is shown without tax effects.

                                                                     Six Months Ended December 31,
                                              ----------------------------------------------------------------------------
                                                             1998                                   1997
                                              ------------------------------------    ------------------------------------
                                                                           Average                                 Average
                                              Average                       Yield/    Average                       Yield/
                                              Balance       Interest         Cost     Balance      Interest          Cost
                                              -------       --------       -------    -------      --------        -------
                                                                         (Dollars in Thousands)
Interest-earning assets:
  Loans receivable:(1)
   Mortgage loans .......................     $317,019       $12,924          8.15%   $296,701       $12,149         8.19%
   Non-mortgage consumer loans ..........        5,522           177          6.36       3,469           110         6.29
   Commercial business loans ............        7,507           344          9.09       2,361            75         6.30
                                              --------      --------                  --------      --------
     Total loans ........................     $330,048       $13,445          8.08    $302,531       $12,334         8.09
  Securities ............................       41,579         1,222          5.83      43,319         1,431         6.55
  Other interest-earning assets .........       28,424           692          4.83       6,397           157         4.87
                                              --------      --------                  --------      --------
     Total interest-earning assets ......     $400,051       $15,359          7.62     352,247       $13,922         7.84
                                                            --------                                --------
Non-interest-earning assets .............       10,328                                  10,353
                                              --------                                --------
     Total assets .......................     $410,379                                $362,600
                                              ========                                ========
Interest-bearing liabilities:
  Deposits:
     NOW and money market accounts ......      $72,337          $527          1.45     $56,615          $444         1.56
     Savings accounts ...................       41,234           440          2.12      35,983           392         2.16
     Certificates of deposit ............      237,926         6,728          5.61     223,434         6,397         5.68
                                              --------      --------                  --------      --------
       Total deposits ...................     $351,497         7,695          4.34     316,032        $7,233         4.54
  Total borrowings ......................       14,185           395          5.52       6,875           178         5.14
  Total escrows .........................        3,048            12          0.78       2,744            15         1.08
                                              --------      --------                  --------      --------
  Total interest-bearing liabilities ....      368,730        $8,102          4.36    $325,651        $7,426         4.52
                                                            --------                                --------
Non-interest bearing liabilities ........        3,803                                   1,934
                                              --------                                --------
       Total liabilities ................      372,533                                $327,585
Total equity ............................       37,846                                  35,015
                                              --------                                --------
       Total liabilities and equity .....     $410,379                                $362,600
                                              ========                                ========
Net interest-earning assets .............      $31,321                                 $26,596
                                              ========                                ========
Net interest income/interest rate spread                      $7,257          3.26%                   $6,496         3.32%
                                                            ========      ========                  ========     ========
Net interest margin .....................                                     3.60%                                  3.66%
                                                                          ========                               ========
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                   108.49%                                108.17%
                                                                          ========                               ========

----------
(1) The average balance of loans receivable includes loans available-for-sale and nonperforming loans, interest on which is recognized on a cash basis.

                                                                    Three Months Ended December 31,
                                              ----------------------------------------------------------------------------
                                                             1998                                   1997
                                              ------------------------------------    ------------------------------------
                                                                           Average                                 Average
                                              Average                       Yield/    Average                       Yield/
                                              Balance       Interest         Cost     Balance      Interest          Cost
                                              -------       --------       -------    -------      --------        -------
                                                                         (Dollars in Thousands)
Interest-earning assets:
  Loans receivable:(1)
   Mortgage loans .......................     $315,164        $6,414        8.14%     $301,647        $6,203       8.23%
   Non-mortgage consumer loans ..........        5,780            92        6.31         3,789            61       6.39
   Commercial business loans ............        8,446           191        8.97         2,458            53       8.55
                                              --------      --------                  --------      --------
     Total loans ........................     $329,390        $6,697        8.07      $307,894        $6,317       8.14
  Securities ............................      $39,234          $562        5.68        41,084          $679       6.56
  Other interest-earning assets .........       41,534           496        4.74         7,115            83       4.63
                                              --------      --------                  --------
     Total interest-earning assets ......     $410,158        $7,755        7.50      $356,093        $7,079       7.89
                                                            --------                                --------
Noninterest-earning assets ..............       10,632                                  10,460
                                              --------                                --------
     Total assets .......................     $420,790                                $366,553
                                              ========                                ========
Interest-bearing liabilities:
  Deposits:
     NOW and money market accounts ......      $75,647          $272        1.43       $57,663          $222       1.53
     Savings accounts ...................       41,454           222        2.12        35,553           188       2.10
     Certificates of deposit ............      245,586         3,461        5.59       226,796         3,249       5.68
                                              --------      --------                  --------      --------
       Total deposits ...................     $362,687        $3,955        4.33      $320,012        $3,659       4.54
  Total borrowings ......................       13,293           180        5.37         6,707            87       5.15
  Total escrows .........................        2,559             5        0.78         2,232             6       1.07
                                              --------      --------                  --------      --------
  Total interest-bearing liabilities ....     $378,539        $4,140        4.34      $328,951        $3,752       4.53
                                                            --------                                --------
Non-interest bearing liabilities ........        3,803                                   1,974
                                              --------                                --------
       Total liabilities ................     $382,342                                $330,925
Total equity ............................       38,448                                  35,628
                                              --------                                --------
       Total liabilities and equity .....     $420,790                                $366,553
                                              ========                                ========
Net interest-earning assets .............      $31,619                                 $27,142
                                              ========                                ========
Net interest income/interest rate spread                      $3,615        3.16%                     $3,327       3.36%
                                                            ========     =======                    ========     ======
Net interest margin .....................                                   3.50%                                  3.71%
                                                                         =======                                 ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                 108.35%                                108.25%
                                                                         =======                                 ======

----------
(1) The average balance of loans receivable includes loans available-for-sale and nonperforming loans, interest on which is recognized on a cash basis.

     Interest Income - Interest income increased $676,000 and $1.4 million for the three and six months ended December 31, 1998. These increases resulted primarily from increases in the average balances of loans and investments.

     Interest Expense - Interest expense on deposits increased $296,000 and $462,000, respectively, for the three and six month periods ended December 31, 1998. During 1998, management has continued to be competitive with interest rates paid on deposits. Also, savings balances increased during the three months ended December 31, 1998 due to the Bank's continuing promotional efforts to attract new customers during the period.

     Provision for Loan Losses - The Company's provision for loan losses was $140,000 and $230,000 for the three month and six month periods ended December 31, 1998, respectively. This compares to provision for loan losses of $90,000 and $180,000 for the same respective periods of the prior year.


                                                            For the Six Months
                                                                 Ended
                                                            December 31, 1998
                                                          ----------------------
                                                          (Dollars in Thousands)

     Allowance at beginning of period                            $   2,665
                                                                 ---------
     Provisions                                                        230
        Charge-offs:
          Mortgage loans                                                --
          Non-mortgage consumer loans                                   --
          Commercial business loans                                     --
                                                                 ---------
            Total charge-offs                                           --
        Recoveries                                                      --
                                                                 ---------
     Allowance at end of period                                  $   2,895
                                                                 =========

     Allowance for loan losses to total
        nonperforming loans at end of period                        188.94%
                                                                 =========
     Allowance for loan losses to total loans
        at end of period                                              0.86%
                                                                 =========
     Ratio of charge-offs to average loans                             0.0%
                                                                 =========

     Non-interest Income - Non-interest income increased $82,000 and $221,000, respectively, for the three and six months ended December 31, 1998 as compared to the same periods in 1997. This was due to an increase in service charges and fees and increased net loan servicing income and a loss on sale of securities available-for-sale in the 1997 six month period.

     Non-interest Expense - Non-interest expense increased $1.1 million and $1.4 million, respectively, for the three and six months ended December 31, 1998 compared to the same periods in the prior year. Compensation and employee benefits expense increased due to general increases in salary levels and benefits and in number of employees at the Company. Furniture and fixture expense increases were the result of management's continuing efforts to update equipment and facilities. Data processing costs increased due to general increased levels of numbers of accounts and testing and preparation for Year 2000 contingencies. Advertising expense increased due to managements's efforts to utilize a more targeted approach to marketing. The Company also had a pre-tax expense of $896,000 as a result of the initial contribution to the Foundation.

     Income Tax Expense - The provision for income taxes for the three and six month periods ended December 31, 1998 decreased from the comparable 1997 periods due to a lower level of pre-tax earnings.

Liquidity and Commitments

     The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Company's primary sources of funds are deposits, amortizations, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. The Company also utilizes borrowings, generally in the form of FHLB advances, as a source of funds. While scheduled payments from the amortization of loans and mortgage related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in short-term interest earning assets which provide liquidity to meet lending requirements.

     Liquidity management is both a daily and long term function of business management. Excess liquidity is generally invested in short-term investments such as U.S. Treasury Securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities. At December 31, 1998 the total approved investment and loan origination commitments outstanding amounted to $40.1 million. Certificates of deposit scheduled to mature in one year or less at December 31, 1998 totaled $73.1 million. Investment securities scheduled to mature in one year or less at December 31, 1998 totaled $15.0 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

Capital

     At December 31, 1998 and June 30, 1998, the Bank had regulatory capital which was well in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank's actual capital levels are detailed below.

                                                                                                           To be Well
                                                                             For Capital                Capitalized Under
                                                                              Adequacy                  Prompt Corrective
                                            Actual Capital                    Purposes                  Action Provisions
                                         -------------------           -----------------------        ----------------------
                                         Amount        Ratio           Amount            Ratio        Amount           Ratio
                                         ------        -----           ------            -----        ------           -----
                                                                       (Dollars in Thousands)
As of December 31, 1998:
   Tangible capital
      (to tangible assets)              $45,402         10.4%           6,608             1.5%            N/A           N/A
   Core Capital
      (to adjusted tangible assets)      45,402         10.4           13,146             3.0          21,910           5.0
   Tier 1 capital
      (to risk-weighted assets)          45,402         18.9            9,783             4.0          14,674           6.0
   Risk-based capital
      (to risk-weighted assets)          48,303         19.7           19,566             8.0          24,457          10.0
As of June 30, 1998:
   Tangible capital
      (to tangible assets)              $33,505          8.3           $6,038             1.5             N/A           N/A
   Core capital
      (to adjusted tangible assets)      33,505          8.3           12,075             3.0         $20,126           5.0
   Tier 1 capital
      (to risk-weighted assets)          33,505         13.8            9,719             4.0          14,578           6.0
   Risk-based capital
      (to risk-weighted assets)          36,170         14.9           19,438             8.0          24,297          10.0

Year 2000 Considerations

     In order to be ready for the year 2000 (the "Year 2000 Issue"), the Company has developed a Year 2000 Action and Assessment Plan (the "Action Plan") which was presented to the Board of Directors during February 1998. The Action Plan was developed using the guidelines outlined in the Federal Financial Institutions Examination's Council's "The Effect of 2000 on Computer Systems". The Company's Board of Directors assigned responsibility for the Action Plan to the Company's Year 2000 Committee which reports to the Board of Directors on a quarterly basis. The Action Plan recognizes that the Company's operating, processing and accounting operations are computer reliant and could be affected by the Year 2000 Issue. The Company's Action Plan addressed the potential impact of the Year 2000 Issue on both its information technology ("IT") systems and non-IT systems (such as security systems, elevators, electrical, heating and air conditioning, telephone, check-signing equipment, etc.). Pursuant to its Action Plan, the Company has reviewed its IT systems and non-IT systems for the Year 2000 Issue and has tested all of its IT and non-IT systems and equipment for Year 2000 readiness and believes that it has identified all equipment which needs to be upgraded or replaced. Commencing in early 1998, the Company began a program of upgrading or replacing all such equipment in order to ensure that the Company's equipment is Year 2000 compliant on or before September 30, 1999. The Company is primarily reliant on third party vendors for its computer output and processing, as well as other significant non-IT functions and services (i.e., securities safekeeping services, securities pricing information, etc.). The Year 2000 Committee is currently working with these third party vendors to assess their year 2000 readiness. Such vendors generally are reluctant to guarantee or provide firm assurance that their products will be Year 2000 compliant in a timely fashion. In addition, the Company believes that it would be difficult to prevail on legal claims against such vendors with respect to Year 2000 issues. Instead, the Company's approach has been that it is primarily responsible for identifying and correcting Year 2000 compliance issues. A major factor in the Company's operations is the data processing software which is used on a Company-wide basis. Such software is maintained by a third party vendor. The Company has been working closely with such vendor, whose clients include many depository institutions, in an effort to ensure the Company's Year 2000 preparedness. In this respect, the Company has, on two occasions during non-banking hours, tested essentially all of its operation systems, both IT and non-IT systems, for Year 2000 readiness. Such tests revealed only minor problems, which are being corrected, with the Company's systems with respect to Year 2000. Based upon the initial assessment, management presently believes that with planned modifications to existing software and hardware and planned conversions to new software and hardware, the Company's third party vendors are taking the appropriate steps to ensure critical systems will function properly. The Company's Action Plan contemplates that all of its software vendors will be Year 2000 compliant by September 30, 1998. If any of its vendors cannot assure the Company of their Year 2000 readiness by such date, the Company intends to evaluate and use alternative vendors and products where possible. As of the date hereof, the Bank has completed the awareness (i.e., education), assessment (i.e., assessing the potential Year 2000 problems in its IT and non-IT systems and software), renovation (i.e., developing plans to remedy Year 2000 issues) and validation (i.e., testing all critical application units and systems) phases of its Year 2000 Action Plan. The Company currently is completing the implementation phase (i.e., replacing certain equipment identified as not being Year 2000 compliant). The Company is approximately 30% complete on the implementation phase. To date, the Company's assessment is that its ATM system and software, its remote flood plain certification software and its payroll software system are not Year 2000 compliant. The Company does not believe that any of such non-compliant systems will have a critical effect on the Company's operations if they are not Year 2000 compliant by the turn of the century. While no assurance can be given as to actual systems operations upon the turn of the century, based on information currently known to it and upon consideration of its testing efforts to date, management believes that in the worst case scenario, the Company will suffer only a slight interruption of business as a result of minor application failures of its IT and non-IT systems and software as the result of the Year 2000. However, if the appropriate modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Year 2000 mailing to the commercial customers results indicated that the commercial customers that use software have updated or will update their software packages by December 31, 1999. Many of the customers use outsource services such as payroll companies who are assuring the customers that they are Year 2000 compliant. It has been determined that no Bank customers are facing a high risk of business disruption because of technological defaults.

     The Company has completed its own company-wide Year 2000 contingency plan. Individual contingency plans concerning specific software and hardware issues have been formulated for the specific departments of the Company. Such plans include the identification of Company operations that can be done on a manual basis or with stand alone personal computers and printers. The Company has identified phone lines within the Company which should not be affected by any Year 2000 problems and it also has identified alternative electric power sources.

     The costs of modifications to the existing software are being primarily absorbed by the third party vendors; however the Company recognized that the need exists to purchase new hardware and software. Based upon current estimates, the Bank has identified $300,000 in total costs, including hardware, software, and other issues, for completing its Year 2000 project. Of that amount, approximately $126,000 was expensed for the Year 2000 project through December 31, 1998.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's prospectus included in the registration statement on Form S-1 filed with the

Securities and Exchange Commission (the "Commission") on September 18, 1998, as subsequently amended and as declared effective by the Commission by order dated November 12, 1998.

Part II.   OTHER INFORMATION

Item 1.  Legal Proceedings

     Not applicable

Item 2.  Use of Proceeds From Registered Securities

     The Company's initial registration statement (No. 333-63737) on Form S-1 was declared effective on November 12, 1998. The subscription offering commenced on November 12, 1998 and terminated on December 15, 1998. Charles Webb & Co., a division of Keefe, Bruyette & Woods, Inc., assisted the Company, on a best efforts basis, in the offering. The sale in the offering of 2,240,878 of the Company's common stock, par value $.01 per share ("Common Stock"), closed on December 23, 1998 for gross proceeds of $22,408,780. Net of offering costs and expenses of $960,000, the offering generated net proceeds of $21.4 million. Of such proceeds, $1.8 million was loaned to the Company's ESOP for the purchase by the ESOP of 179,270 shares of Common Stock, $9.8 million was paid to the Bank in exchange for the common stock of the Bank issued in its reorganization from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, and $11.6 million was invested in investment securities as of December 31, 1998. Of the $9.8 million contributed to the Bank, $9.8 million was invested in investment securities.

Item 3.  Defaults Upon Senior Securities

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5.  Other Information

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) List of Exhibits (filed herewith unless otherwise noted)

2.1       Plan of Reorganization*

2.2       Plan of Stock Issuance*

3.1       Federal Stock Charter of Willow Grove Bancorp, Inc.*

3.2       Bylaws of Willow Grove Bancorp, Inc.*

4.0       Form of Stock Certificate of Willow Grove Bancorp,  Inc.*

10.1 Form of Employment Agreement entered into between Willow Grove Bank and Frederick A. Marcell, Jr.*

10.2 Form of Employment Agreement entered into between Willow Grove Bank and each of Thomas M. Fewer, John J. Foff, Jr. and John T. Powers*

10.3      Supplemental Executive Retirement Agreement*

10.4      Non-Employee Director's Retirement Plan*

27.0      Financial Data Schedule

-------------
* Incorporated by Reference from the Company's Registration Statement on Form S-1 filed on September 18, 1998, as amended, and declared effective on November 12, 1998.

(b)       Not applicable

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                WILLOW GROVE BANCORP, INC.



Date: February 16, 1999         By:   /s/ Frederick A. Marcell, Jr.
                                      ------------------------------------------
                                      Frederick A. Marcell, Jr.  President and
                                      Chief Executive Officer


Date: February 16, 1999         By:   /s/ John J. Foff, Jr.
                                      ------------------------------------------
                                      John J. Foff, Jr., Senior Vice President,
                                      Chief Financial Officer and Treasurer