Form 10-Q
period 1999-03-31
WILLOW GROVE BANCORP INC
filed 1999-05-14
CIK 1070543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington , D.C. 20549

                                    FORM 10-Q
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999

                                       OR

     [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________


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

     YES [X]   NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The Registrant had 5,143,487 shares of Common Stock issued and outstanding as of May 11, 1999.

                           WILLOW GROVE BANCORP, INC.

                                      INDEX

                                                                                              Page No.
                                                                                              --------
PART I   FINANCIAL INFORMATION

     Item 1.   Financial Statements (unaudited)

               Consolidated Statements of Financial Condition at March 31,
               1999 and June 30, 1998                                                             3

               Consolidated Statements of Operations -  For the Three
               and Nine-Month Periods Ended March 31, 1999 and 1998                               4

               Consolidated Statements of Cash Flows - For the Nine-Months
               Ended March 31, 1999 and 1998                                                      5

               Notes to Financial Statements                                                      6

     Item 2.   Management's Discussion and Analysis                                              11

     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk                                                                       19

PART II  OTHER INFORMATION

     Item 1:   Legal Proceedings                                                                 20

     Item 2:   Changes in Securities and Use of Proceeds                                         20

     Item 3:   Defaults upon Senior Securities                                                   20

     Item 4:   Submission of Matters to a Vote of Security Holders                               20

     Item 5:   Other Information                                                                 20

     Item 6:   Exhibits and Reports on Form 8-K                                                  21

                           Willow Grove Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                                   (Unaudited)
                                 (In Thousands)


Assets                                                          March 31, 1999       June 30, 1998
--------------------------------------------------------------------------------------------------
Cash and cash equivalents:
   Cash on hand and non-interest bearing
      deposits                                                       $   4,036           $   2,932
   Interest-bearing deposits                                             9,359              15,359
                                                                     ---------           ---------

   Total cash and cash equivalents                                      13,395              18,291
Assets available for sale:
   Securities (amortized cost of $83,212 and $47,984,
   respectively)                                                        82,702              48,111
   Loans                                                                    --              12,152
Loans (net of allowance for loan losses of
   $2,990 and $2,665, respectively)                                    345,131             315,705
Accrued income receivable                                                2,408               2,109
Property and equipment, net                                              5,004               4,772
Intangible assets                                                        2,052               2,360
Other assets                                                             2,237               1,874
--------------------------------------------------------------------------------------------------
   Total Assets                                                      $ 452,929           $ 405,374
--------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------
Deposits                                                             $ 375,448           $ 340,793
Federal Home Loan Bank advances                                         12,000              21,000
Advance payments from borrowers for taxes and insurance                  3,690               4,481
Accrued interest payable                                                   520                 389
Other liabilities                                                        2,719               2,766
   Total Liabilities                                                 $ 394,377           $ 369,429

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.01 par value; (25,000,000
   authorized; 5,143,487 issued and
   outstanding as of March 31, 1999)                                        51                  --
   Additional paid-in capital                                           22,295                  --
   Retained earnings                                                    38,270              35,865
   Unallocated common stock held by
      employee stock ownership plan (ESOP)                              (1,748)                 --
   Accumulated other comprehensive income (loss)                          (316)                 80
--------------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                        $  58,552           $  35,945
       Total Liabilities and Stockholders' Equity                    $ 452,929           $ 405,374
--------------------------------------------------------------------------------------------------



See accompanying notes to the consolidated financial statements

                           Willow Grove Bancorp, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
                                 (In Thousands)

                                                     For the Three Months Ended        For the Nine Months Ended
                                                              March 31,                         March 31,
                                                     -----------------------------------------------------------
                                                        1999             1998             1999             1998
----------------------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans receivable                                     $6,776           $6,411          $20,221          $18,744
  Securities, primarily taxable                         1,294              836            3,208            2,424
----------------------------------------------------------------------------------------------------------------
    Total interest income                               8,070            7,247           23,429           21,169
----------------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits                                              3,777            3,613           11,472           10,846
  Borrowings                                              177              135              572              313
  Advanced payment from borrowers for taxes                 7                9               19               23
----------------------------------------------------------------------------------------------------------------
Total interest expense                                  3,961            3,757           12,063           11,183
----------------------------------------------------------------------------------------------------------------
Net interest income                                     4,109            3,490           11,366            9,986
Provision for loan losses                                 121               90              351              270
----------------------------------------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                                       3,988            3,400           11,015            9,716
----------------------------------------------------------------------------------------------------------------

Non-interest income:
  Service charges and fees                                206              154              633              448
  Loss on sale of securities available
  for sale                                                 --               --               --              (55)
  Gain on sale of loans available
  for sale                                                 --               19               11               24
  Loan servicing income, net                                8               28              150              142
----------------------------------------------------------------------------------------------------------------
    Total non-interest income                             214              200              794              558
----------------------------------------------------------------------------------------------------------------

Non-interest expense:
  Compensation and employee benefits                    1,384            1,112            3,948            3,334
  Occupancy                                               143              134              424              398
  Furniture and equipment                                  84               67              226              195
  Federal insurance premium                                52               49              151              145
  Amortization of intangible assets                       103              103              308              308
  Data Processing                                         113               93              313              259
  Advertising                                             109               83              299              255
  Foundation expense                                       --               --              896               --
  Community enrichment                                     38              109              138              291
  Other expense                                           465              287            1,185              869
----------------------------------------------------------------------------------------------------------------
    Total non-interest expense                          2,491            2,037            7,888            6,053
----------------------------------------------------------------------------------------------------------------
Income before income taxes                              1,711            1,563            3,921            4,221
Income taxes                                              578              543            1,416            1,499
Net income                                              1,133           $1,020           $2,505           $2,722
----------------------------------------------------------------------------------------------------------------
Earnings per share:
  Basic                                                   .23               NM               NM               NM
  Diluted                                              $  .23               NM               NM               NM
----------------------------------------------------------------------------------------------------------------

NM: Earnings per share presentation for periods prior to quarter ended March 31, 1999 is not meaningful.

     See accompanying notes to the consolidated financial statements

                           Willow Grove Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                                              For the Nine Months Ended March 31,
                                                                              -----------------------------------
                                                                                     1999              1998
-----------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities:
   Net income                                                                            $2,505            $2,722
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                           294               270
     Amortization of premium and accretion of discount, net                                 147               125
     Amortization of intangible assets                                                      308               308
     Foundation  expense                                                                    896                --
     Provision for loan losses                                                              351               270
     Gain on sale of loans available for sale                                               (11)              (55)
     Decrease in deferred loan fees                                                        (240)             (136)
     Decrease in (increase) in accrued income receivable                                   (299)               32
     Decrease in other assets                                                               120                45
     Increase in accrued interest payable                                                   131               299
     Deferred income tax expense (benefit)                                                 (304)               --
     Increase (decrease) in other liabilities                                              (147)               62
     Expense of allocated ESOP shares                                                        46                --
     Originations and purchases of loans available for sale                              (2,865)          (15,319)
     Proceeds from sale of loans available for sale                                      15,028            16,350
-----------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                          $15,960            $4,973
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Net increase in loans                                                             ($29,475)         ($27,675)
     Purchase of securities available for sale                                          (76,618)          (46,749)
     Proceeds from maturities and calls of securities held to maturity                       --             3,999
     Proceeds from sales and calls of securities available for sale                      31,100            38,970
     Principal repayments of securities available for sale                               10,143             3,179
     Purchase of property and equipment, net                                               (526)             (980)
-----------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                               ($65,376)         ($29,256)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase in deposits                                                           $34,655           $21,367
     Net increase (decrease) in FHLB advances with
         original maturity less than 90 days                                             (5,000)            2,000
     Repayment of FHLB advances with original maturity greater than 90 days              (4,000)            5,000
     Net decrease in advance payments from borrowers for taxes and insurance               (791)             (465)
     Repayment of notes payable                                                              --              (500)
     Proceeds from stock issuance, net                                                   19,656                --
-----------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                             44,520           $27,402
-----------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in cash and cash equivalents                                ($4,896)           $3,119
Cash and cash equivalents:
     Beginning of period                                                                $18,291            $4,204
-----------------------------------------------------------------------------------------------------------------
   End of period                                                                        $13,395            $7,323
-----------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash and cash flow information:
     Interest paid                                                                      $11,932           $10,844
     Income taxes paid                                                                   $1,755            $1,574
-----------------------------------------------------------------------------------------------------------------
Noncash items:
     Change in unrealized gain (loss) on securities available for sale
          (net of taxes of ($241) and $117 in 1999 and 1998, respectively)                ($637)             $306


See accompanying notes to the consolidated financial statements

                           WILLOW GROVE BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Financial Statement Presentation

     The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period ended June 30, 1998 contained in the Willow Grove Bancorp, Inc's (the "Company's") Prospectus dated November 12, 1998 and the Company's Form 10-Q for the period ended December 31, 1998. The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. During the second quarter of fiscal year 1999 the Company recorded a pre-tax expense of $896,000 in
conjunction   with  the   formation   of  the  Willow  Grove   Foundation   (the
"Foundation").

2.   Summary of Significant Accounting Policies

     On December 23, 1998, the Company completed the reorganization of Willow Grove Bank, a federally chartered mutual savings bank ("Willow Grove" or the "Bank"), into the federal mutual holding company form of ownership, whereby the Bank converted into a federally chartered stock savings bank as a wholly owned subsidiary of the Company, and the Company became a majority-owned subsidiary of Willow Grove Mutual Holding Company, a federally chartered mutual holding company (the "MHC") (the "Reorganization"). In connection with the Reorganization, the Company sold 2,240,878 shares of Company common stock, par value $0.01 per share ("Company Common Stock") at $10.00 per share to total, which net of issuance costs generated proceeds of $21.4 million, including shares issued to the employee stock ownership plan ("ESOP"). The Company also issued 2,812,974 shares of Company Common Stock to the MHC. As an integral part of the Reorganization and in furtherance of Willow Grove's commitment to the communities that it serves, Willow Grove and the Company have established a charitable foundation known as the Foundation and have contributed 89,635 shares to the Foundation. The Foundation will provide funding to support charitable causes and community development activities which will complement Willow Grove's existing community activities. In addition, the Company established an ESOP for the employees of the Company and the Bank which became effective with the completion of the Reorganization.

     Additional information regarding the Reorganization is included in the Company's Registration Statement on Form S-1 filed on September 18, 1998, as amended.

3.   Earnings Per Share

     Earnings per share, basic and diluted, were $0.23 and $0.23, respectively for the three months ended March 31, 1999. Due to the Bank's recent conversion and formation of the Company, earnings per share figures for prior periods are not applicable.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.


                                                          For the Three Months Ended March 31, 1999
                                                          -----------------------------------------
                                                        (Dollars in thousands, except per share data)
                                                                                               Per share
                                                       Net income            Shares              Amount
--------------------------------------------------------------------------------------------------------
    Weighted average common stock outstanding            $1,113             4,964,217             $0.23
    Allocated ESOP shares                                    --                 2,241                --
--------------------------------------------------------------------------------------------------------
    Basic earnings per share                             $1,113             4,966,458             $0.23


                                                                                               Per share
                                                       Net income             Shares             Amount
--------------------------------------------------------------------------------------------------------
    Weighted average common stock outstanding            $1,113             4,964,217             $0.23
    Allocated ESOP shares                                    --                 2,241                --
--------------------------------------------------------------------------------------------------------
    Diluted earnings per share                           $1,113             4,966,458             $0.23

4.   Loan Portfolio

     The Bank's Loan Portfolio consisted of the following at the dates indicated:

                                                                March 31, 1999                   June 30, 1998
                                                          ---------------------------------------------------------
                                                                         Percent of                      Percent of
                                                            Amount            Total          Amount           Total
     --------------------------------------------------------------------------------------------------------------
                                                                              (Dollars in Thousands)
     Mortgage Loans:
     Single-family residential                            $221,182           61.3%        $230,979          70.3%
     Multi-family residential                                8,499            2.4%           7,500           2.3%
     Commercial real estate                                 47,117           13.0%          24,478           7.4%
     Construction                                           20,136            5.6%          13,627           4.2%
     Home equity                                            46,753           12.9%          41,366          12.6%
     ------------------------------------------------------------------------------------------------------------
     Total mortgage loans                                 $343,687           95.2%        $317,950          96.8%
     ------------------------------------------------------------------------------------------------------------
     Non-mortgage consumer loans                          $  6,406            1.8%        $  4,930           1.5%
     ------------------------------------------------------------------------------------------------------------
     Commercial business loans                            $ 10,916            3.0%        $  5,437           1.7%
     ------------------------------------------------------------------------------------------------------------
     Total loans receivable                               $361,009          100.0%        $328,317         100.0%
     Less:
         Undisbursed portion of loan proceeds              (12.036)                         (8,855)
         Allowance for loan losses                          (2,990)                         (2,665)
         Deferred loan origination fees                       (852)                         (1,092)
     ------------------------------------------------------------------------------------------------------------
     Loans receivable, net                                $345,131                        $315,705
     ------------------------------------------------------------------------------------------------------------

5.   Securities

     The amortized cost of available-for-sale securities and their estimated fair values at March 31, 1999 and June 30, 1998 are as follows:


                                                                    At March 31, 1999
-------------------------------------------------------------------------------------------------------------
                                                                                                    Estimated
                                             Amortized         Unrealized         Unrealized           Fair
                                               Cost              Gains              Losses            Value
-------------------------------------------------------------------------------------------------------------
                                                                (Dollars in Thousands)
Equity Securities:
   Mutual fund                                 $8,010                                 ($39)            $7,971
   Federal Home Loan
     Mortgage Corporation
     common stock                                  89               $29                                   118

   Federal National
     Mortgage Association
     stock                                          8                20                                    28
   Federal Home Loan Bank
     of Pittsburgh stock                        2,732                --                 --              2,732
U.S. Government and
   government agency
   securities                                  34,996                 5               (386)            34,615
Mortgage-Backed securities:
   Federal Home Loan
     Mortgage Corporation                           2                --                 --                  2
   Federal National Mortgage
     Association                               22,772                55               (195)            22,632
   Government National
     Mortgage Association                       7,389                83                (59)             7,413
Municipal securities                            1,214                --                (23)             1,191
Federal Home Loan Bank
   Certificates of Deposit                      6,000                --                 --              6,000
-------------------------------------------------------------------------------------------------------------
   Total                                      $83,212              $192              ($702)           $82,702
-------------------------------------------------------------------------------------------------------------



                                                                    At June 30, 1998
-------------------------------------------------------------------------------------------------------------
                                                                                                    Estimated
                                             Amortized         Unrealized         Unrealized           Fair
                                               Cost              Gains              Losses            Value
-------------------------------------------------------------------------------------------------------------
                                                                (Dollars in Thousands)
Equity Securities:
   Mutual fund                                 $7,010                                 ($25)            $6,985
   Federal Home Mortgage
     Loan Corporation
     preferred stock                              100                $1                 --                101
   Federal Home Loan
     Mortgage Corporation
       common stock                                89                 5                 --                 94
   Federal National
     Mortgage Association
       stock                                        8                16                 --                 24
   Federal Home Loan Bank
       of Pittsburgh
       stock                                    2,733                --                 --              2,733
U.S. Government and
   government agency
   securities                                  20,004                30                (35)            19,999
Mortgage-Backed Securities:
   Federal Home Loan                                3                --                 --                  3
     Mortgage Corporation
   Federal National Mortgage
     Association                               13,532               112               (100)            13,544
   Government National
     Mortgage Association                       4,405               127                 --              4,532
Municipal security                                100                                   (4)                96
-------------------------------------------------------------------------------------------------------------
   Total                                      $47,984              $291              ($164)           $48,111
-------------------------------------------------------------------------------------------------------------

6.   Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement standardizes the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Statement categorized derivatives used for hedging purposes as either fair value hedges, cash flow hedges, foreign currency fair value hedges, foreign currency cash flow hedges, or hedges of certain foreign currency exposures. The Statement generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, so long as the hedge is effective. Prospective application of SFAS No. 133 is required for all fiscal years beginning after June 15, 1999, however earlier application is permitted. Currently, the Company does not use any derivative instruments nor does it engage in any hedging activities. The Company has not yet determined the impact, if any, of this Statement, including its provisions for the potential reclassification of investment securities, on results of operations, financial condition or equity.

     In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify any retained mortgage-backed securities based on the ability and intent to sell or hold those investments, except that a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. This Statement is effective for the first fiscal quarter beginning after December 15, 1998 with earlier adoption permitted. This Statement provides a one-time opportunity for an enterprise to reclassify, based on the ability and intent on the date of adoption of this Statement, mortgage-backed securities and other beneficial interests retained after securitization of mortgage loans held for sale from the trading category, except for those with commitments in place. The Company does not expect any impact on earnings, financial condition or equity from this Statement since it does not currently engage in the securitization of mortgage loans held for sale.

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

                                          Three Months Ended     Nine Months Ended
                                              March 31,              March 31,
----------------------------------------------------------------------------------
                                            1999       1998       1999       1998
----------------------------------------------------------------------------------
Comprehensive income:                              (Dollars in Thousands)
Comprehensive income:
Net income                                 $1,133     $1,020     $2,505     $2,722
Other Comprehensive Income net of tax:
   Net change in unrealized gain (loss)      (457)      (153)      (396)       189
   Less: Reclassification adjustments          --         --         --        136
Other Comprehensive Income (loss)            (457)      (153)      (396)        53
----------------------------------------------------------------------------------
Comprehensive Income:                      $  676     $  867     $2,109     $2.775
                                           ======     ======     ======     ======

Item 2. Management's Discussion and Analysis

     This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples for forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

Changes in Financial Condition

     General. Total assets of the Company increased by $47.5 million or 11.7% to $452.9 million at March 31, 1999 compared to $405.4 million at June 30, 1998. This increase is reflected primarily as an increase of $34.6 million in securities and an increase of $29.4 million in portfolio loans. The increases in assets were funded by increases of $34.6 million in deposits and $19.7 million of net stock subscription cash proceeds (net of Reorganization costs of $960,000).

     Cash and cash equivalents. Cash and cash equivalents amounted to $13.4 million and $18.3 million at March 31, 1999 and June 30, 1998, respectively.

     Assets Available for Sale. At March 31, 1999, the Company's assets available for sale consisted of $82.7 million in securities compared to $48.1 million in securities and $12.2 million in loans, respectively, at June 30, 1998. This increase in assets available for sale of $22.4 million or 37.1% was related to the purchase of additional mortgage-backed securities, government and agency securities and bank qualified municipal securities, as a means of deploying a significant portion of the recently raised equity capital.

     At March 31, 1999 the Company had an unrealized loss, net of taxes, on securities available for sale of $316,000, which is a decrease of $396,000 compared to June 30, 1998.

     Loans. The net loan portfolio of the Company increased from $315.7 million at June 30, 1998 to $345.1 million at March 31, 1999. The increase in the Bank's net loan portfolio was due, in large part, to the Bank's efforts to expand its lending activities, other than to single-family residential first mortgage loans.

     During the nine months ended March 31, 1999, the Company's single-family residential mortgage loans in portfolio declined by $9.8 million or 4.2%. During the same period, the Company's commercial real estate mortgage loans increased by $22.6 million or 92.5% and its multi-family residential mortgage loans, construction loans, home equity loans and non-mortgage consumer loans all increased. Such changes in the Bank's loan portfolio reflect the Company's continuing efforts to diversify its loan portfolio and increase its holdings in loans which generally have higher yields and shorter terms to maturity and/or repricing than single-family residential mortgage loans. However, commercial real estate loans, multi-family residential mortgage loans, construction loans, home equity loans and consumer loans all generally are deemed to have increased risk characteristics in comparison to single-family residential mortgage loans.

     The following table sets forth information with respect to non-performing assets identified by the Bank, including non-accrual loans and other real estate owned.

                                               March 31, 1999      June 30, 1998
                                               ---------------------------------
                                                     (Dollars in Thousands)
Accruing loans 90 days or more past due:
    Mortgage loans                                 $    5             $  142
                                                   ------             ------
       Total                                       $    5             $  142
 Non-accrual loans:
 Mortgage loans:
    Single-family residential                       1,230              1,249
    Multi-family residential                           --                 --
    Commercial real estate                             --                 --
    Construction                                       64                 --
    Home equity                                         1                 --
    Non-mortgage consumer loans                        48                  2
    Commercial business loans                          --                 96
                                                   ------             ------
       Total                                       $1,343             $1,347
                                                   ------             ------
 Total non-performing loans                        $1,348             $1,489
                                                   ------             ------
 Other real estate owned, net                          --                 --
 Total non-performing assets                       $1,348             $1,489
                                                   ======             ======
 Non-performing loans to total loans                 0.39%              0.47%
 Non-performing assets to total assets               0.30%              0.37%


     Intangible Assets. The Company's intangible assets amounted to $2.1 million and $2.4 million at March 31, 1999 and June 30, 1998, respectively. Such assets are comprised of goodwill and a core deposit intangible resulting from the Bank's purchase of three branch offices from another institution in March 1994. The goodwill is being amortized on a straight-line basis over 15 years while the core deposit intangible is being amortized on an accelerated basis over 10 years.

     Other Assets. The Company's other assets increased $363,000 or 19.4% to $2.2 million at March 31, 1999 compared to $1.9 million at June 30, 1998. The primary reason for this increase was due to the increase in the Company's deferred tax asset.

     Liabilities. The Company's total liabilities increased by $25.0 million, or 6.8%, to $394.4 million at March 31, 1999 compared to $369.4 million at June 30, 1998. The primary reason for such increase was a $34.6 million increase in deposits, which was partially offset by a $9.0 million decrease in Federal Home Loan Bank ("FHLB") advances. The Company attributes the growth in deposits to its increase in certificates of deposit and to its continued efforts in soliciting non-interest checking and business accounts.

     Equity. Total equity of the Company amounted to $58.6 million or 12.9% of assets at March 31, 1999 compared to $35.9 million or 8.9% of total assets at June 30, 1998. The primary reason for the significant increase to equity was the $19.7 million net proceeds raised from the Company's initial public offering. Total equity of the Company included an unrealized loss of $316,000 and an unrealized gain of $80,000, net of taxes on securities available for sale at March 31, 1999 and June 30, 1998, respectively. The increase in retained earnings from June 30, 1998 to March 31, 1999 reflects the income for the nine month period of $2.4 million, net of capitalization of the MHC.

     Results of Operations

     General - Net income for the three month and nine month periods ended March 31, 1999 was $1.1 and $2.5 million, respectively. This compares to net income of $1.0 and $2.7 million for the same respective periods of the prior year. Net income grew as a result of a larger asset base in part resulting from the Company's initial public offering in December 1998. This increased income helped offset the $896,000 initial expense to the Foundation incurred during the current period as compared to the corresponding prior period.

     Net Interest Income - Net interest income increased $619,000 and $1.4 million during the three and nine months ended March 31, 1999 from the prior respective periods. Increases in the average balances of interest-earning assets during each of the periods more than offset declines in net interest spreads during such periods. Average interest earning assets grew faster than average interest bearing liabilities mostly as a result of the Company's initial public offering in December 1998. Typically, this type of effect enhances net interest income.

     The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods. Given that the Company had only nominal amounts of tax-exempt investments, the data below is shown without tax effects.


                                                                   Nine Months Ended March 31,
                                               ---------------------------------------------------------------------
                                                            1999                                 1998
                                               ---------------------------------------------------------------------
                                                                        Average                              Average
                                               Average                   Yield/      Average                  Yield/
                                               Balance     Interest       Cost       Balance    Interest      Cost
--------------------------------------------------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
Interest-earning assets:
  Loans receivable: (1)
   Mortgage loans                             $320,097     $19,247        8.02%     $299,835    $18,345        8.16%
   Non-mortgage consumer loans                   5,674         281        6.60         3,806        181        6.34
   Commercial business loans                     7,717         693       11.96         2,758        219       10.58
                                              --------     -------                  --------    -------
     Total loans                              $333,488     $20,221        8.08      $306,399    $18,744        8.15
  Securities                                    50,317       2,267        6.00        44,277      2,189        6.59
  Other interest-earning assets                 26,906         941        4.66         6,663        235        4.70
                                              --------     -------                  --------    -------
     Total interest-earning assets            $410,711     $23,429        7.60       357,339    $21,168        7.89
Non-interest-earning assets                     11,002     -------                    10,440    -------
                                              --------                              --------
     Total assets                             $421,713                              $367,779
                                              ========                              ========
Interest-bearing liabilities:
  Deposits:
     NOW and money market accounts            $ 44,283     $   797        2.40      $ 41,835    $   667        2.12
     Savings accounts                           41,793         657        2.09        36,329     392584        2.14
     Certificates of deposit                   239,612      10,018        5.57       225,219      9,596        5.68
                                              --------     -------                  --------    -------
       Total deposits                         $355,473      11,472        4.69       319,450    $10,846        4.76
  Total borrowings                              13,874         572        5.49         7,529        313        5.54
  Total escrows                                  3,266          19        0.77         3,035         23        1.01
                                              --------     -------                  --------    -------
  Total interest-bearing liabilities           372,613     $12,063        4.69      $330,014    $11,182        4.75
Non-interest-bearing liabilities                33,665     -------                    18,384    -------
                                              --------                              --------
       Total liabilities                       376,493                              $332,331
Total equity                                    44,220                                35,448
                                              --------                              --------
       Total liabilities and equity           $421,713                              $367,779
                                              ========                              ========
Net interest-earning assets                   $ 38,098                              $ 27,325
                                              ========                              ========
Net interest income/interest rate spread                   $11,366       2.91%                  $ 9,986        3.15%
                                                           =======       ====                   =======        ====
Net interest margin                                                      3.69%                                 3.72%
                                                                         ====                                  ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities                              119.80%                               113.82%
                                                                       ======                                ======


----------------
(1) The average balance of loans receivable includes loans available-for-sale and nonperforming loans, interest on which is recognized on a cash basis.

                                                                   Three Months Ended March 31,

                                             ---------------------------------------------------------------------
                                                             1999                               1998
                                             ---------------------------------------------------------------------
                                                                        Average                            Average
                                               Average                   Yield/    Average                 Yield/
                                               Balance      Interest      Cost      Balance    Interest     Cost
-------------------------------------------------------------------------------------------------------------------
                                                                (Dollars in Thousands)
Interest-earning assets:
  Loans receivable: (1)
   Mortgage loans                             $325,682     $6,444        7.91%  $306,019      $6,226      8.14%
   Non-mortgage consumer loans                   5,984        104        7.05      4,494          71       6.41
   Commercial business loans                     8,853        228       10.44      3,793         114      12.19
                                              --------     ------               --------      ------
     Total loans                              $340,519     $6,776        8.07   $314,306      $6,411       8.27
  Securities                                   $68,181     $1,044        6.21     46,235        $757       6.64
  Other interest-earning assets                 23,805        250        4.26      7,209          79       4.44
                                              --------     ------               --------
     Total interest-earning assets            $432,505     $8,070        7.57   $367,750      $7,247       7.99
                                                           ------                             ------
Non-interest-earning assets                     11,241                             9,884
                                              --------                          --------
     Total assets                             $443,746                          $377,634
                                              ========                          ========
Interest-bearing liabilities:
  Deposits:
     NOW and money market accounts            $ 41,100     $  270        2.66   $ 43,008      $  223       2.10
     Savings accounts                           42,936        217        2.05     37,034         192       2.10
     Certificates of deposit                   243,058      3,290        5.49    228,871       3,198       5.67
                                              --------     ------               --------      ------
       Total deposits                         $364,583     $3,777        4.68   $326,437      $3,613       4.74
  Total borrowings                              13,239        177        5.42      9,889         135       5.54
  Total escrows                                  3,712          7        0.76      3,632           9       1.00
                                              --------     ------               --------      ------
  Total interest-bearing liabilities          $381,534     $3,961        4.67   $339,958      $3,757       4.73
                                                           ------                             ------
Non-interest- bearing liabilities               41,525                            19,601
                                              --------                          --------
       Total liabilities                      $385,570                          $342,035
Total equity                                    58,176                            35,599
                                              --------                          --------
       Total liabilities and equity           $443,746                          $377,634
                                              ========                          ========
Net interest-earning assets                   $ 50,971                          $ 27,792
                                              ========                          ========
Net interest income/interest rate spread                   $4,109        2.90%                $3,490       3.27%
                                                           ======        ====                 ======       ====
Net interest margin                                                      3.85%                             3.85%
                                                                         ====                              ====
Ratio of average interest-earning assets
to average interest-bearing liabilities                                125.71%                           114.05%
                                                                       ======                            ======


------------------

(1) The average balance of loans receivable includes loans available-for-sale and nonperforming loans, interest on which is recognized on a cash basis.

     Interest Income - Interest income increased $823,000 and $2.2 million for the three and nine months ended March 31, 1999 as compared to the respective prior year periods. These increases resulted primarily from increases in the average balances of loans and investments; a significant portion of which is due to the deployment of proceeds from the Company's December 1998 stock offering.

     Interest Expense - Interest expense on deposits increased $164,000 and $626,000, respectively, for the three and nine month periods ended March 31, 1999. Management has continued to be competitive with interest rates paid on deposits. Also, savings balances increased during the three month and nine month periods ended March 31, 1999 due to the Bank's continuing promotional efforts to attract new customers during the period.

     Provision for Loan Losses - The Company's provision for loan losses was $121,000 and $351,000 for the three month and nine month periods ended March 31, 1999, respectively. This compares to provision for loan losses of $90,000 and $270,000 for the same respective periods of the prior year.


                                                       For the Nine Months Ended
                                                       -------------------------
                                                           1999          1998
     ---------------------------------------------------------------------------
                                                         (Dollars in Thousands)
     Allowance at beginning of period                     $2,665        $1,678
                                                          ------        ------
     Provisions                                              351           270
        Charge-offs:
          Mortgage loans                                      --            --
          Non-mortgage consumer loans                         23             2
          Commercial business loans                            3            --
                                                          ------        ------
            Total charge-offs                                 26             2
        Recoveries                                            --            --
                                                          ------        ------
     Allowance at end of period                           $2,990        $1,946
                                                          ======        ======

     Allowance for loan losses to total nonperforming
        loans at end of period                            221.79%       130.69%
                                                          ======        ======

     Allowance for loan losses to total loans at end of
        period                                              0.86%         0.62%
                                                          ======        ======

     Ratio of charge-offs to average loans                 0.008%        0.001%
                                                          ======        ======


     Non-interest Income - Non-interest income increased $14,000 and $236,000, respectively, for the three and nine months ended March 31, 1999 as compared to the same respective periods in the prior year. The three month period increase was due to an increase in service charges and fees. The nine month period increase was due to increased net loan servicing income and a net loss of $55,000 on sale of securities available-for-sale in the prior nine month period.

     Non-interest Expense - Non-interest expense increased $454,000 and $1.8 million, respectively, for the three and nine months ended March 31, 1999 compared to the same periods in the prior year. The Company had a pre-tax expense of $896,000 as a result of the initial contribution to the Foundation. Compensation and employee benefits expense increased due to general increases in salary levels and benefits and in the number of employees at the Bank. Furniture and fixture expense increases were the result of management's continuing efforts to update equipment and facilities and the opening of the eighth full-service banking office. Data processing costs increased due to general increased levels of numbers of accounts and testing and preparation for Year 2000 contingencies. Advertising expense increased due to management's efforts to utilize a more targeted approach to marketing.

     Income Tax Expense - The provision for income taxes for the three and nine month periods ended March 31, 1999 was comparable to the respective periods in the prior year.

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

     Liquidity management is both a daily and long term function of business management. Excess liquidity is generally invested in short-term investments such as U.S. Treasury Securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities. At March 31, 1999, the total approved investment and loan origination commitments outstanding amounted to $23.3 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1999 totaled $147.2 million. Investment securities scheduled to mature in one year or less at March 31, 1999 totaled $7.0 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

Capital

     At March 31, 1999 and June 30, 1998, the Bank had regulatory capital which was well in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank's actual capital levels are detailed below:

                                                                                                      To be Well
                                                                             For Capital           Capitalized Under
                                                                              Adequacy             Prompt Corrective
                                                  Actual Capital              Purposes             Action Provisions
                                              -----------------------------------------------------------------------
                                               Amount        Ratio      Amount          Ratio      Amount       Ratio
       --------------------------------------------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
       As of March 31, 1999:
       Tangible capital
       (to tangible assets)                   $44,940        10.0%       6,792           1.5%         N/A         N/A
       Core Capital
       (to adjusted tangible assets)           44,940        10.0       13,531           3.0       22,552         5.0
       Tier 1 capital
       (to risk-weighted assets)               44,940        17.7        9,783           4.0       15,199         6.0
       Risk-based capital
       (to risk-weighted assets)               47,939        18.9       20,265           8.0       25,331        10.0
       As of June 30, 1998:
       Tangible capital
       (to tangible assets)                   $33,505         8.3       $6,038           1.5          N/A         N/A
       Core capital
       (to adjusted tangible assets)           33,505         8.3       12,075           3.0      $20,126         5.0
       Tier 1 capital
       (to risk-weighted assets)               33,505        13.8        9,719           4.0       14,578         6.0
       Risk-based capital
       (to risk-weighted assets)               36,170        14.9       19,438           8.0       24,297        10.0

Year 2000 Considerations

     In order to be ready for the year 2000 (the "Year 2000 Issue"), the Company has developed a Year 2000 Action and Assessment Plan (the "Action Plan") which was presented to the Board of Directors during February 1998. The Action Plan was developed using the guidelines outlined in the Federal Financial Institutions Examination's Council's "The Effect of

2000 on Computer Systems". The Company's Board of Directors assigned responsibility for the Action Plan to the Company's Year 2000 Committee which reports to the Board of Directors on a quarterly basis. The Action Plan recognizes that the Company's operating, processing and accounting operations are computer reliant and could be affected by the Year 2000 Issue. The Company's Action Plan addressed the potential impact of the Year 2000 Issue on both its information technology ("IT") systems and non-IT systems (such as security systems, elevators, electrical, heating and air conditioning, telephone, check-signing equipment, etc.). Pursuant to its Action Plan, the Company has reviewed its IT systems and non-IT systems for the Year 2000 Issue and has tested all of its IT and non-IT systems and equipment for Year 2000 readiness and believes that it has identified all equipment which needs to be upgraded or replaced. Commencing in early 1998, the Company began a program of upgrading or replacing all such equipment in order to ensure that the Company's equipment is Year 2000 compliant on or before September 30, 1999. The Company is primarily reliant on third party vendors for its computer output and processing, as well as other significant non-IT functions and services (i.e., securities safekeeping services, securities pricing information, etc.). The Year 2000 Committee is currently working with these third party vendors to assess their year 2000 readiness. Such vendors generally are reluctant to guarantee or provide firm assurance that their products will be Year 2000 compliant in a timely fashion. In addition, the Company believes that it would be difficult to prevail on legal claims against such vendors with respect to Year 2000 issues. Instead, the Company's approach has been that it is primarily responsible for identifying and correcting Year 2000 compliance issues. A major factor in the Company's operations is the data processing software which is used on a Company-wide basis. Such software is maintained by a third party vendor. The Company has been working closely with such vendor, whose clients include many depository institutions, in an effort to ensure the Company's Year 2000 preparedness. In this respect, the Company has, on three occasions during non-banking hours, tested its operation systems, both IT and non-IT systems, for Year 2000 readiness. Such tests revealed only minor problems, which are being corrected, with the Company's systems with respect to Year 2000. By the end of the third test, all issues were corrected. Based upon the initial assessment, management presently believes that with planned modifications to existing software and hardware and planned conversions to new software and hardware, the Company's third party vendors are taking the appropriate steps to ensure critical systems will function properly. The Company's Action Plan contemplates that all of its software vendors will be Year 2000 compliant by September 30, 1999. If any of its vendors cannot assure the Company of their Year 2000 readiness by such date, the Company intends to evaluate and use alternative vendors and products where possible. As of the date hereof, the Bank has completed the awareness (i.e., education), assessment (i.e., assessing the potential Year 2000 problems in its IT and non-IT systems and software), renovation (i.e., developing plans to remedy Year 2000 issues) and validation (i.e., testing all critical application units and systems) phases of its Year 2000 Action Plan. The Company currently is completing the implementation phase (i.e., replacing certain equipment identified as not being Year 2000 compliant). The Company is approximately 30% complete on the implementation phase. To date, the Company's assessment is that two of its ATM's software and its remote flood plain certification software are not Year 2000 compliant. The Company does not believe that any of such non-compliant systems will have a critical effect on the Company's operations if they are not Year 2000 compliant by the turn of the century. While no assurance can be given as to actual systems operations upon the turn of the century, based on information currently known to it and upon consideration of its testing efforts to date, management believes that in the worst case scenario, the Company will suffer only a slight interruption of business practices as a result of minor application failures of its IT and non-IT systems and software as the result of the Year 2000. However, if the appropriate modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company.

     The results from the Year 2000 mailing to the Company's commercial customers indicated that the commercial customers that use software have updated or will update their software packages by December 31, 1999. Many of the customers use outsource services such as payroll companies who are assuring the customers that they are Year 2000 compliant. It has been determined that no Bank customers are facing a high risk of business disruption because of technological defaults.

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

     The costs of modifications to the existing software are being primarily absorbed by the third party vendors; however the Company recognized that the need exists to purchase new hardware and software. Based upon current estimates, the Bank has identified $300,000 in total costs, including hardware, software, and other issues, for completing its Year 2000 project. Of that amount, approximately $141,000 was expensed for the Year 2000 project through March 31, 1999. It is anticipated that the remaining $159,000 will be expensed over the next nine months.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's prospectus included in the registration statement on Form S-1 filed with the Securities and Exchange Commission (the "Commission") on September 18, 1998, as subsequently amended and as declared effective by the Commission by order dated November 12, 1998. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon the market value of the Company's portfolio equity. Based on, among other factors, such reviews, management believes that there are no material change in the market risk of the Company's asset and liability position since June 30, 1998.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Use of Proceeds From Registered Securities

         The Company's initial registration statement (No. 333-63737) on Form S-1 was declared effective on November 12, 1998. The subscription offering commenced on November 12, 1998 and terminated on December 15, 1998. Charles Webb & Co., a division of Keefe, Bruyette & Woods, Inc., assisted the Company, on a best efforts basis, in the offering. The sale in the offering of 2,240,878 of the Company's common stock, par value $.01 per share ("Common Stock"), closed on December 23, 1998 for gross proceeds of $22,408,780. Net of offering costs and expenses of $960,000, the offering generated net proceeds of $21.4 million. Of such proceeds, $1.8 million was loaned to the Company's ESOP for the purchase by the ESOP of 179,270 shares of Common Stock, $9.8 million was paid to the Bank in exchange for the common stock of the Bank issued in its reorganization from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, and the remaining $9.8 million is held and due from the Bank. As of March 31, 1999, the $21.4 million was invested in $8.0 million of loans and $13.4 million of investment securities.

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


                                  WILLOW GROVE BANCORP, INC.


Date:  May 11, 1999               By:  /S/Frederick A. Marcell, Jr.
                                       -----------------------------------------
                                       Frederick A. Marcell, Jr.
                                       President and Chief Executive Officer


Date:  May 11, 1999               By:  /S/John J. Foff, Jr.
                                       -----------------------------------------
                                       John J. Foff, Jr., Senior Vice President,
                                       Chief Financial Officer and Treasurer