Form 10-K405
period 1999-06-30
WILLOW GROVE BANCORP INC
filed 1999-09-28
CIK 1070543

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

|X|   Annual report under Section 13 or 15(d) of the Securities Exchange Act of
      1934

                     For the fiscal year ended June 30, 1999

                                       OR

|_| Transition report under Section13 or 15(d) of the Securities and Exchange Act of 1934

   For the transition period from _________________ to ___________________

                           Commission File No. 0-25191

                           Willow Grove Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   United States                                 23-2986192
         ---------------------------------                   -------------------
           (State or other jurisdiction                         (IRS Employer
         of incorporation or organization)                   Identification No.)

Welsh and Norristown Roads, Maple Glen, Pennsylvania                19002
----------------------------------------------------         -------------------
      (Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number, including area code):     (215) 646-5405
                                                     ---------------------------

         Securities registered under Section 12(b) of the Exchange Act:
                                 Not Applicable

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock (par value $0.01 per share)
         --------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

As of September 10, 1999, the aggregate value of the 1,944,669 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 385,844 shares held by all directors and executive officers of the Registrant and the Registrant's Employee Stock Ownership Plan ("ESOP"), as a group and 2,812,974 shares held by Willow Grove Mutual Holding Company was approximately $19.7 million. This figure is based on the closing sales price of $10.13 per share of the Registrant's Common Stock on September 10, 1999. Although directors and executive officers and the ESOP were assumed to be "Affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

The number of shares of Common Stock outstanding as of September 10, 1999 was 5,143,487.

The following documents have been incorporated by reference: Listed below are the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) portions of the Annual Report to Stockholders for the year ended June 30, 1999 are incorporated into Part II, Items 5 through 8 of this Form 10-K; and (2) portions of the definitive proxy statement for the 1999 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

                                     PART I

Item 1. Business

General. Willow Grove Bancorp, Inc. (the "Company") is a federal corporation that completed its initial public offering in December 1998 in the reorganization of Willow Grove Bank (the "Bank") from a federally chartered mutual savings bank into a federally chartered stock savings bank in the mutual holding company form of ownership. Willow Grove Bank is the subsidiary of Willow Grove Bancorp, Inc., which is the majority-owned subsidiary of Willow Grove Mutual Holding Company (the "MHC"). Willow Grove Bank was originally organized in 1909, and is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. At the present time, the business of the Company is primarily the business of the Bank.

      In recent years, we have concentrated our business plans on three primary goals, changing operations to a full-service community bank, continuing steady growth, and maintaining a high level of asset quality.

      Our principal sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, funds provided from operations, and on a limited basis, funds borrowed from outside sources such as the Federal Home Loan Bank ("FHLB") of Pittsburgh. These funds are primarily used for the origination of various loan types including, single-family residential, commercial real estate, home equity, consumer and business. Our major source of income is the interest on our loan and securities portfolio, while our major expense is interest paid on deposit accounts.

      The Office of Thrift Supervision ("OTS") is our chartering authority and primary regulator. We are also regulated by the Federal Deposit Insurance Corporation ("FDIC"), the administrator for the Savings Association Insurance Fund ("SAIF"). We are also subject to reserve requirements established by the Board of Governors of the Federal Reserve System (the "Fed"), and we are a member of the FHLB of Pittsburgh, one of the regional banks comprising the FHLB System.

      The executive offices for Willow Grove Mutual Holding Company, Willow Grove Bancorp, Inc. and Willow Grove Bank are all at Welsh and Norristown Roads, Maple Glen, Pennsylvania, and our telephone number is (215) 646-5405.

      This Form 10-K contains certain forward-looking statements and information based upon our beliefs as well as assumptions we have made. In addition, to those and other portions of this document, the words "anticipate", "believe", "estimate", "expect", "intend", "should", and similar expressions, or the negative thereof, as they relate to us are intended to identify forward-looking statements. Such statements reflect our current view with respect to future looking events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. We do not intend to update these forward-looking statements.

Market Area and Competition

      Our main office is in Montgomery County, Pennsylvania, approximately 20 miles north of downtown Philadelphia. The primary market areas that we serve are: eastern Montgomery County, southern Bucks County, and the northeast section of Philadelphia that borders these counties. To a lesser extent, we service areas of Chester and Delaware counties, the remainder of the City of Philadelphia, and southern New Jersey.

      We face significant competition in originating loans and attracting deposits. This competition stems primarily from commercial banks, other savings banks and savings associations and mortgage-banking companies. Within our market area, we estimate that we compete with more than 35 other banks and savings institutions. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

Lending Activities

      General. At June 30, 1999 our net loan portfolio totaled $374.6 million or 79.35% of our total assets. Historically, our primary emphasis has been the origination of loans secured by first liens on single-family residences. In recent years, we have changed the focus of our lending to place more emphasis on home equity loans, commercial real estate and multi-family real estate loans and commercial business loans. At June 30, 1999, commercial and multi-family real estate loans amounted to $65.7 million, or 17.07% of our total loan portfolio. As of that date, commercial business loans totaled $13.0 million or 3.38% of the total loan portfolio. Loans secured by liens on single-family residential properties included first mortgage loans totaling $231.5 million or 60.14% of the loan portfolio; and $54.1 million of home equity loans and lines of credit, which accounted for 14.05% of the loan portfolio.

      The types of loans that we originate are subject to federal and state laws and regulations. Interest rates and fees charged on these loans are affected primarily by the demand for loans by borrowers and the supply of funds available for lending purposes and rates and fees charged by our competitors. Local, national, and international economic conditions and their effect on the monetary policies of the Federal Reserve Board; legislative and tax policies; and budgetary matters of local, state, and federal governmental bodies affect the supply of funds available and the demand for loans.

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio at the dates indicated.

                                                                             At June 30,
                           ---------------------------------------------------------------------------------------------------------
                                     1999                 1998                  1997                 1996               1995
                                         Percent              Percent               Percent              Percent             Percent
                               Amount   of Total    Amount   of Total     Amount   of Total    Amount   of Total    Amount  of Total
                           ---------------------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
Mortgage Loans:
   Single-family (1)         $ 231,498    60.14%  $ 243,131    71.41%   $ 236,832    78.09%  $ 208,877    79.64%  $ 192,168   84.76%
   Multi-family                 12,938     3.36       7,500     2.20        7,686     2.53       4,565     1.74       4,203    1.85
   Commercial                   52,769    13.71      24,478     7.19       15,455     5.10      14,904     5.68       9,411    4.15
   Construction                 14,219     3.69      13,627     4.00       13,120     4.33      13,746     5.24       8,470    3.74
   Home equity                  54,090    14.05      41,366    12.15       25,553     8.43      16,184     6.17      10,494    4.63
                             ------------------------------------------------------------------------------------------------------
    Total Mortgage loans       365,514    94.95     330,102    96.95      298,646    98.48     258,276    98.47     224,746   99.13
   Non-mortgage consumer         6,431     1.67       4,930     1.45        2,924     0.96       2,173     0.83       1,281    0.57
   Commercial business          13,023     3.38       5,437     1.60        1,698     0.56       1,841     0.70         672    0.30
                             ------------------------------------------------------------------------------------------------------
    Total loans receivable     384,968   100.00%    340,469   100.00%     303,268   100.00%    262,290   100.00%    226,699  100.00%
                                         ======               ======                ======               ======              ======
Less
   Undisbursed portion
    of loan proceeds            (6,446)              (8,855)               (9,344)             (10,341)              (3,541)
   Allowance for loan
    losses                      (3,138)              (2,665)               (1,678)              (1,938)              (1,728)
   Deferred loan fees             (800)              (1,092)               (1,477)              (1,536)              (1,848)
                             ---------            ---------             ---------            ---------            ---------
Loans receivable, net        $ 374,584            $ 327,857             $ 290,769            $ 248,475            $ 219,582
                             =========            =========             =========            =========            =========

----------

(1) Includes loans available for sale totaling $12.2 million, $6.2 million, $5.1 million and $9.4 million for the years ended June 30, 1998, 1997, 1996, and 1995. There were no loans available for sale at June 30, 1999.

      Contractual Principal Repayments and Interest Rates. The following table sets forth scheduled contractual amortization of the loan portfolio at June 30, 1999, as well as the dollar amount of such loans scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

                                                             At June 30, 1999
                        -----------------------------------------------------------------------------------------------
                                                             Loans Secured By
                        -----------------------------------------------------------------------------------------------
                            Single       Multi-
                            Family       family                                     Non-
                         Residential   Residential   Commercial   Construction    Mortgage     Commercial      Total
                        Properties(1)   Property     Real Estate    Loans (2)     Consumer      Business       Loans
                        -----------------------------------------------------------------------------------------------
                                                             (In thousands)
Amounts due in:

  1 year or less          $    595      $     --      $    837      $  4,350      $  1,518      $  6,099      $ 13,399

  More than 1
   year to 3 years           4,265           785           765         3,001         1,941           841        11,598
  More than 3 years
   to 5 years               14,488            --         4,919            --         1,819         1,465        22,691
  More than 5 years
   to 10 years              30,529         1,132        13,254           100         1,054         4,322        50,391
  More than 10 years
   to 20 years              83,597         8,977        25,008           322            45           296       118,245
  More than 20 years       152,114         2,044         7,986            --            54            --       162,198
                          --------------------------------------------------------------------------------------------
  Total                   $285,588      $ 12,938      $ 52,769      $  7,773      $  6,431      $ 13,023      $378,522
                          ============================================================================================

----------

(1)   Includes both first mortgage and home equity loans.
(2)   Net of undisbursed portion of loan proceeds.

      Of the $365.1 million of loan principal repayments due after June 30, 2000, $285.6 million have fixed rates of interest and $79.5 million have adjustable rates of interest.

      Activity in Loans. The following table sets forth the activity in our loan portfolio for the periods indicated.

                                                                Year Ended June 30,
                                                     ---------------------------------------
                                                        1999           1998           1997
                                                        ----           ----           ----
                                                                  (In thousands)
Total Loans held at the beginning of the period      $ 340,469      $ 303,268      $ 262,290

  Originations of loans for portfolio
   Mortgage Loans:
     Single-family residential                       $  52,987      $  33,653      $  31,007
     Multi-family residential                            8,607             --          1,000
     Commercial real estate                             20,335         11,591          6,298
     Construction                                       12,769         13,020          4,708
     Home equity                                        26,779         23,400         16,487
     Non-mortgage consumer                               3,622          3,800          1,717
     Commercial business                                19,185          6,668            297
   Transfer of loans from available for sale to
     portfolio                                              --             --          2,089
                                                     ---------------------------------------
       Total originations for and transfers to
        portfolio                                    $ 144,284      $  92,132      $  63,603

                                                     ---------------------------------------
  Origination of available for sale loans                2,875         30,341         16,922
  Transfer of loans from available for sale to
       portfolio                                            --             --         (2,089)
                                                     ---------------------------------------
  Total origination of loans                         $ 147,159      $ 122,473      $  78,436
                                                     ---------------------------------------
  Purchases of loans for portfolio
     Single-family residential                          18,229         19,836         16,677
     Commercial real estate                              7,681            600             --
     Construction                                           --             --            956
     Home equity                                         4,342          3,988             --
   Purchases of loans available for sale                    --          6,055         12,205
                                                     ---------------------------------------
       Total purchases of loans                      $  30,252      $  30,479      $  29,838
                                                     ---------------------------------------
Repayments                                             117,827         85,328         40,841
Charge-offs of loans in portfolio                           58              6            445
Sale of available for sale loans                        15,027         30,417         26,010
                                                     ---------------------------------------

       Net activity in loans in portfolio            $  44,499      $  37,201      $  40,978
                                                     ---------------------------------------

Total loans at the end of the period                 $ 384,968      $ 340,469      $ 303,268
                                                     =======================================

      Our lending activities are subject to underwriting standards and origination procedures, which have been approved by our Board of Directors. In mid-1996, we determined that based upon the significant amount of standardization in the single-family residential underwriting and documentation processes, that it was more cost effective for us to out-source single-family residential origination. Since that time, we have developed a network of approximately 25 correspondent mortgage brokers and mortgage bankers, and no longer have single-family residential loan originators on staff. These correspondents identify, process, and underwrite loans on our behalf based upon rates and terms that we provide to them on a regular basis. Depending upon the various programs we have with the correspondents, loans will be classified as either purchased or originated in the above table. When the correspondent advances funds for the closing of a loan we have committed to purchase, it is classified as "purchase" in the above table. When we provide the funds for the closing of the loan, it is classified as "originated". In either case, we may retain the loan in our portfolio or sell it (on either a servicing released or retained basis) in the secondary market. The correspondents forward completed loan applications for our review. Based upon our assessment of our demand for the type of loan, we will determine whether to reject the loan or acquire the loan for our portfolio or for sale into the secondary market. The loans generally are required to be underwritten in accordance with Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines (this facilitates resale into the secondary market). At times, we do acquire loans that do not conform to FHLMC/FNMA guidelines ("non-conforming" loans). Most non-conforming loans we consider are non-conforming due to either the amount of the loan exceeds the maximum loan amount that FHLMC or FNMA will purchase (commonly referred to as "jumbo" loans), or loans that do not have a monthly amortization schedule, such as bi-weekly mortgage loans. Non-conforming loans are underwritten according to our alternative underwriting standards, which in many respects are similar to FHLMC/FNMA guidelines. These loans account for approximately one-quarter of our single-family loan portfolio.

      Our underwriting function for home equity loans, commercial and multi-family real estate loans, construction, commercial business, and consumer loans is centralized at our main office. We require a current appraisal prepared by an independent appraiser on all new mortgage loans. We also require title insurance and hazard insurance on all loans secured by real estate, except home equity loans. Flood insurance is also required for all loans secured by properties located in a designated flood area.

      Our loan policy authorizes certain officers to approve loans on an individual basis up to certain designated amounts, not exceeding $500,000 in the case of the President. Loans exceeding individual limits must be approved by a Loan Committee consisting of the President, the three other executive officers, and a vice-president of lending; the Director's Loan Committee, consisting of three outside directors, the President, and the Chief Credit Officer, or the full Board of Directors. The Director's Loan Committee and the full Board of Directors are also provided with summaries of new loan activity on a routine basis.

      As a federal savings bank, we are limited in the amount of loans we make to any one borrower. This amount is equal to 15% of the Bank's unimpaired capital and surplus (in our case, this amount would be approximately $7.0 million at June 30, 1999), although there are provisions that would allow us to lend an additional 10% of unimpaired capital and surplus if the loans are secured by readily marketable securities. Our aggregate loans to any one borrower have been within these limits. At June 30, 1999, our three largest credit relationships with an individual borrower and related entities amounted to $5.4 million, $4.2 million, and $3.8 million; all the loans included in these relationships were performing in accordance with their terms and conditions.

      Single-Family Residential Loans. We utilize a network of correspondent mortgage brokers and bankers to originate and buy conventional single-family (one-to-four units) mortgage loans. Conventional loans are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA"). The majority of our single-family mortgage loans are secured by properties located in Montgomery and Bucks Counties, Pennsylvania. At June 30, 1999, single-family mortgage loans amounted to $231.5 million, or 60.14% of our total loan portfolio. During the year ended June 30, 1999, originations of single-family residential loans were $55.9 million and purchases totaled $18.2 million. Due to refinancing activities that resulted in increased repayments and our increased focus on other types of lending, the single-family portion of our loan portfolio has decreased during the past years. We expect this trend to continue, although single-family mortgage loans are likely to remain the single largest component of our loan portfolio for the foreseeable future.

      Single-family residential mortgage loans which we purchase or originate for sale generally are underwritten with terms conforming to FHLMC/FNMA guidelines. Loans purchased or originated for our portfolio, may conform to these guidelines, may exceed the conforming loan amount for those agencies, or may otherwise not comply with the underwriting standards of the agencies for a variety of reasons including credit risk.

      Interest rates on our residential mortgages either are fixed for the life of the loan ("fixed-rate") or may change periodically during the life of the loan ("ARM"). Original maturities of fixed-rate loans are generally 10, 15, 20 or 30 years, and have equal monthly payments to repay the loan with interest by the end of the loan term. At June 30, 1999, the fixed-rate portion of our single-family loan portfolio totaled $201.9 million which was 87.21% the total single-family residential loans outstanding at that date.

      We offer a variety of ARM loans. These loans have a pre-determined interest rate for a specified period of time ranging from one to ten years. After this initial time period, the interest rate will adjust on a periodic basis in accordance with a designated index such as the one-year US Treasury yield adjusted to a constant maturity ("CMT") plus a stipulated margin. Also, ARM loans generally carry an annual limit for rate changes of 1% or 2%, and a maximum amount the rate can increase or decrease from the initial rate of 4% to 6% during the life of the loan. From time to time, we offer ARM loans with an initial rate less than the fully-indexed rate (the index at the time of origination plus the stipulated margin). These loans are underwritten based upon the borrower making payments calculated at the fully-indexed rate. Our ARM loans require that any payment adjustment caused by a change in the interest rate result in full amortization of the loan by the end of the original loan term, and no portion of the payment increase is permitted to be added to the principal balance of the loan, so-called negative amortization. At June 30, 1999, $29.6 million or 12.79% of our single-family residential loans were adjustable rate.

      ARM loans decrease some of the risks associated with changing interest rates. However, increases in the amount of a borrower's payment due to interest rate increases may affect the borrower's ability to repay the loan increasing the potential for default. To date, we have not experienced a material impact as a result of this additional credit risk associated with ARM loans, and believe that this risk is less than the interest rate risk of holding fixed-rate loans in a rising interest rate environment.

      Such factors as consumer preferences, the general level of interest rates, competition, and the availability of funds affect the amount of ARM loans we originate. Although we anticipate that we will continue to offer ARM loans, there can be no assurance that we can originate a sufficient amount of loans to increase or maintain the percentage of loans in our portfolio.

      Generally the single largest single-family mortgage loan we originate or purchase does not exceed $400,000. In addition, our maximum loan-to-value ratio (the rate of the loan amount to the lesser of the appraised value or sales price
- "LTV") is 95%, provided that private mortgage insurance is obtained for the portion of the loan in excess of 80% of the appraised value.

      Home Equity Loans. In recent years, we have increased our emphasis on the origination of home equity loans and lines of credit, due to their shorter maturities (the maximum term of an equity loan is 15 years) and higher interest rates. An equity loan is a fixed-rate loan where the borrower receives the total loan amount at a closing and makes monthly payments to repay the loan within a specific time period. Equity lines of credit are a revolving line of credit with a variable rate and no stated maturity date. The borrower may draw on this account (up to the maximum credit amount) and repay this line at any time. At June 30, 1999 we had $54.1 million of equity loans and lines of credit outstanding. This compares to $41.4 million and $25.6 million outstanding at June 30, 1998 and 1997, respectively. Of the $54.1 million outstanding at June 30, 1999, $6.8 million were in lines of credit. The unused portion of equity lines of credit was $9.4 million at that date.

      Equity loans and lines of credit are secured by the borrower's residence, and we generally obtain a second mortgage position on these loans. We offer equity programs in amounts, when combined with the first mortgage, up to 100% of the value of their property. In addition to originating home equity loans through our branch offices, we purchase these loans from a network of correspondents.

      During the year ended June 30, 1999, we originated and purchased $25.3 million of equity loans and advanced $5.8 million in equity lines of credit.

      Commercial Real Estate and Multi-Family Residential Real Estate Loans. At June 30, 1999 commercial and multi-family real estate loans amounted to $52.8 million and $12.9 million respectively. This represents 13.71% and 3.36%, respectively, of our total loan portfolio.

      Our commercial loan portfolio consists of loans secured by small office buildings, retail and industrial use buildings, strip shopping centers, and other properties used for commercial purposes located in our market area. Our commercial loans seldom exceed $3 million, and as of June 30, 1999, the average commercial and multi-family real estate loan size was $424,000, and the largest loan outstanding was $3.3 million. During the year ended June 30, 1999, our commercial loan portfolio grew as the result of originations, purchases and the conversion of loans from construction to permanent, by $28.3 million, or 115.58%. Originations during fiscal year 1999 totaled $20.3 million. This compares to originations of $11.6 million and $6.3 million in fiscal 1998 and 1997, respectively. We also purchased commercial real estate loans totaling $7.7 million in fiscal 1999 and $600,000 in fiscal 1998. During the past several years, we have hired 3 new commercial lenders in our efforts to increase the size of this portfolio.

      We also originate loans secured by multi-family (over 5 unit) residential properties. During the year ended June 30, 1999, we originated $8.6 million in loans of this type. In fiscal 1998, we did not originate any multi-family residential loans while originations totaled $1.0 million in 1997. As of June 30, 1999, the amount of multi-family residential loans outstanding was $12.9 million. This represented an increase of $5.4 million, or 72.51%.

      Although terms for commercial and multi-family loans vary, our underwriting standards generally allow for terms up to 25 years with monthly amortization over the life of the loan and LTV ratios of not more than 80%. Rates are either fixed or adjustable based upon the 5-year Treasury CMT plus a margin, and fees ranging from 0.5% to 1.50% are charged to the borrower at the origination of the loan. Fees are also charged for the prepayment of a loan prior to its maturity. Generally we obtain personal guarantees of the principals as additional collateral for commercial and multi-family real estate loans.

      Commercial and multi-family real estate lending involves different risks than single-family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower's business. These risks can be affected by supply and demand conditions in the project's market area of rental housing units, office and retail space, warehouses, and other commercial space. We attempt to minimize these risks by limiting our loans to proven businesses, only considering properties with existing operating performance which can be analyzed, using conservative debt coverage ratios in our underwriting, and periodically monitoring the operation of the business or project and the physical condition of the property.

      Various aspects of a commercial and multi-family loan transaction are evaluated in our effort to mitigate the additional risk in these types of loans. In our underwriting procedures, consideration is given to the stability of the property's cash flow history, future operating projections, current and projected occupancy levels, location and physical condition. Generally we impose a debt service ratio (the ratio of net cash flows from operations before the payment of debt service to debt service) of not less than 115%. We also evaluate the credit and financial condition of the borrower, and if applicable, the guarantor. Appraisal reports prepared by independent appraisers are obtained on each loan to substantiate the property's market value, and reviewed by us prior to the closing of the loan.

      Construction Loans. We originate construction loans for residential and commercial uses within our market area. We generally limit construction loans to builders and developers with whom we have an established relationship or who are otherwise known to bank officers. At June 30, 1999, we had $14.2 million, 3.69% of total loans, in outstanding construction loans, plus an additional $6.4 million in undisbursed construction loans in process at that date. Construction loans outstanding at June 30, 1998 were $13.6 million. In fiscal 1999, we originated $12.8 million in new construction loans compared to originations of $13.0 million in fiscal year 1998.

      Our construction loans generally have variable rates of interest, a maximum maturity of three years, and LTV ratios less than 90%. Residential construction loans to developers are made on either a pre-sold or speculative (unsold) basis. Limits are placed on the number of units that can be built on a speculative basis based upon the reputation and financial position of the builder, his/her present obligations, the location of the property and prior sales in the development and the surrounding area. Generally a limit of two to six model homes is placed per project.

      Prior to committing to a construction loan, we require an independent appraiser prepare an appraisal of the property. We also review and inspect each project at its inception and prior to every disbursement. Disbursements are made after inspections based upon a percentage of project completion. Monthly payment of interest is required on all construction loans.

      We also make construction loans for the acquisition and development of land (i.e. roads, sewer and water) for sale. We make these loans only in conjunction with a commitment for a construction loan for the units on the site. These loans are secured by a lien on the property and are limited to a LTV ratio of 75% of the appraised value. The loans have a variable rate of interest and require monthly payments of interest. The principal of the loan is repaid as units are sold and released. All of our loans of this type are in our market area and are to developers with whom we have established relationships. In most cases, we obtain personal guarantees from the borrowers.

      Construction and land loans generally are considered to involve a higher level of risk than single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effect of economic conditions on developers, builders and projects. Additional risk is also associated with construction lending because of the inherent difficulty in estimating both a property's value at completion and the estimated cost (including interest) to complete a project. The nature of these loans is such that they are more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not pre-sold and thus pose a greater potential risk than construction loans to individuals on their personal residences.

      In order to mitigate some of the risks inherent to construction lending, we inspect properties under construction, review construction progress prior to advancing funds, work with builders who have established relationships, and obtain personal guarantees from the principals.

      Commercial Loans. At June 30, 1999, we had $13.0 million in commercial business loans (3.38% of gross loans outstanding) compared to $5.4 million at June 30, 1998, an increase of $7.6 million or 139.53%. We began originating loans to small-to-mid-sized businesses in our market area in May 1997. Since that time, we have hired 3 commercial lenders to actively solicit commercial business loans as well as commercial and multi-family real estate loans. As a result of these efforts, we anticipate this portion of the loan portfolio will continue to increase as a percent of the total loan portfolio. These types of loans assist in our asset/liability management since generally they provide shorter maturities and/or adjustable rates of interest in addition to generally having higher returns to compensate for the additional credit risk associated with the loan.

      Loans which we originate may be either a revolving line of credit or for a fixed term of generally five years or less. Interest rates are either adjustable indexed to a published prime rate of interest or fixed. Generally, equipment, machinery, real property or other corporate assets secure the loans. Personal guarantees from the business principals are generally obtained as additional collateral. We also provide loans up to 75% of a business' accounts receivable and up to 50% of its inventory.

      Generally, commercial business loans have been characterized as having higher risks associated to them than single-family loans. This area of lending is relatively new to us. We have hired individuals experienced in this type of lending and implemented policies and procedures which we deem to be prudent. At June 30, 1999, there were $13,000 in non-performing commercial business loans.

      Non-Mortgage Consumer Lending Activities. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans such as student loans, loans secured by deposit accounts, automobile loans, and other secured and unsecured personal loans. These loans are originated primarily through existing and walk-in customers and direct advertising. At June 30, 1999, $6.4 million, or $1.67% of our total loan portfolio was in these types of loans. This compares to $4.9 million or 1.45% of the total loan portfolio at June 30, 1998. During fiscal 1999, we originated $3.6 million in consumer loans compared to originations of $3.8 million and $1.7 million in fiscal 1998 and 1997, respectively.

      Consumer loans generally have higher interest rates and shorter terms than residential loans, however they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.

      Loan Origination and Loan Fees. In addition to the interest earned on loans, we receive origination fees or "points" on many of the loans we originate. Loan points are a percentage of the loan amount which are charged to the borrower in connection with the origination of the loan.

      Our origination fees are offset by certain direct loan origination costs, and any remaining amount deferred and amortized as interest income over the contractual life, adjusted for prepayments, of the related loan as an adjustment to the yield on that loan. At June 30, 1999, deferred fees amounted to $800,000.

Asset Quality

      General. As a part of our efforts to maintain asset quality, we have developed and implemented an asset classification system. All of our assets are subject to this classification system. Loans are periodically reviewed and the classifications reviewed at least quarterly by the Asset Quality Committee of the Board of Directors. In addition, we have retained an independent firm to perform periodic, generally every six months, reviews of the asset quality of designated portions of the loan portfolio.

      When a borrower fails to make a scheduled payment, we attempt to cure the deficiency by making personal contact with the borrower. Initial contacts are generally made 16 days after the date the payment is due. In most cases, deficiencies are promptly resolved. If the delinquency continues, late charges are assessed and additional efforts are made to collect the deficiency. Our efforts are generally to work with borrowers to resolve such problems, however, when the account becomes 90 days delinquent, we institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

      On loans which we consider the collection of principal or interest payments doubtful, we cease the accrual of interest income ("non-accrual" loans). On loans more than 90 days past due, as to principal and interest payments, it is our policy to discontinue accruing additional interest and reverse any interest currently accrued (unless we determine that the loan principal and interest are fully secured and in the process of collection). On occasion, we may take this action earlier if the financial condition of the borrower raises significant concern with regard to his/her ability to service the debt in accordance with the terms of the loan. Interest income is not accrued on these loans until the borrower's financial condition and payment record demonstrates an ability to service the debt.

      Real estate which we acquire as a result of foreclosure or deed-in-lieu of foreclosure is classified as real estate owned until sold. Real estate owned is recorded at the lower of cost or fair value less estimated selling cost. Costs associated with holding a foreclosed property are usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sales of real estate owned are charged to operations as incurred. There has been no real estate owned at any of the five most recent fiscal year ends.

      Delinquent Loans. The following table sets forth information concerning delinquent loans at the dates indicated, in dollar amounts as well as a percent of each category of loans in the respective category of our portfolio. The amounts presented represent the total outstanding principal balances of the related loans rather than the actual payment amounts that are past due.

                                   -------------------------------------------------------
                                                      June 30, 1999
                                   -------------------------------------------------------
                                        30 - 59 Days                 60 - 89 Days
                                        ------------                 ------------
                                                 Percent of                    Percent of
                                   Amount      Loan Category    Amount       Loan Category
                                                    (1)                           (1)
                                   -------------------------------------------------------
                                                     (Dollars in thousands)
Mortgage Loans:
    Residential
        Single-family              $3,534           1.53%       $  174           0.08%
        Multi-family                   --             --            --             --
    Commercial real estate          1,025           1.59            51           0.10
    Construction                       --             --            --             --
    Home equity                       163           0.30            20           0.04
Non-mortgage consumer loans            37           0.58            13           0.20
Commercial business loans             198           1.52           250           1.92
                                   ------                       ------
Total                              $4,957           1.31%       $  508           0.13%
                                   ======                       ======

                                   -------------------------------------------------------
                                                      June 30, 1998
                                   -------------------------------------------------------
                                        30 - 59 Days                 60 - 89 Days
                                        ------------                 ------------
                                                 Percent of                    Percent of
                                   Amount      Loan Category    Amount       Loan Category
                                                    (1)                           (1)
                                   -------------------------------------------------------
                                                     (Dollars in thousands)
Mortgage Loans:
    Residential
        Single-family              $2,268           0.93%       $1,304           0.54%
        Multi-family                   --             --            --             --
    Commercial real estate            288           1.18            --             --
    Construction                       --             --            --             --
    Home equity                        92           0.22            35           0.08
Non-mortgage consumer loans            17           0.34            --             --
Commercial business loans              --             --            --             --
                                   ------                       ------
Total                              $2,665           0.80%       $1,339           0.40%
                                   ======                       ======

                                   -------------------------------------------------------
                                                      June 30, 1997
                                   -------------------------------------------------------
                                        30 - 59 Days                 60 - 89 Days
                                        ------------                 ------------
                                                 Percent of                    Percent of
                                   Amount      Loan Category    Amount       Loan Category
                                                    (1)                           (1)
                                   -------------------------------------------------------
                                                    (Dollars in thousands)
Mortgage Loans:
    Residential
        Single-family              $2,659           1.12%       $  519           0.22%
        Multi-family                   --             --            --             --
    Commercial real estate            136           0.88           310           2.01
    Construction                       --             --            --             --
    Home equity                        32           0.13            46           0.18
Non-mortgage consumer loans            --             --            --             --
Commercial business loans              --             --            --             --
                                   ------                       ------
Total                              $2,827           0.96%       $  875           0.30%
                                   ======                       ======

(1)   Net of undisbursed loans in process.

        Non-Performing Assets. The following table sets forth information with respect to non-performing assets we have identified, including non-accrual loans and other real estate owned.

                                                                        At June 30,
                                                ----------------------------------------------------------
                                                 1999         1998         1997         1996          1995
                                                 ----         ----         ----         ----          ----
                                                                   (Dollars in thousands)
Accruing loans 90 days or more past due
   Mortgage Loans                               $    4       $  142       $  124       $  101       $   --
   Other loans                                      --           --           --           --           --
                                                ----------------------------------------------------------
        Total accruing loans                    $    4       $  142       $  124       $  101       $   --
                                                ----------------------------------------------------------
Non-accrual loans
   Mortgage Loans
      Single family residential                  1,006        1,249          374          655          497
      Multi-family residential                      --           --           --           --           --
      Commercial real estate                        --           --           54           55           95
      Construction                                  --           --           --           --           --
      Home equity                                   37           --           --           73           --
   Non-mortgage consumer                             8            2           17           34           --
   Commercial business loans                        13           96        1,346        1,786           --
                                                ----------------------------------------------------------
        Total non-accrual loans                 $1,064        1,347        1,791        2,603          592
                                                ----------------------------------------------------------
        Total non-performing loans              $1,068       $1,489       $1,915       $2,704       $  592
                                                ----------------------------------------------------------
Other real estate owned, net                        --           --           --           --           --
        Total non-performing assets             $1,068       $1,489       $1,915       $2,704       $  592
                                                ==========================================================

Performing troubled debt restructurings             --           --           --           --           --

        Total non-performing assets and
              troubled debt restructurings      $1,068       $1,489       $1,915       $2,704       $  592
                                                ==========================================================
Non-performing loans to total loans
  (net of undisbursed loans in process)           0.28%        0.45%        0.65%        0.96%        0.27%
Non-performing assets to total assets             0.23%        0.37%        0.54%        0.87%        0.20%

      Classified and Criticized Assets. Federal regulations require that each insured institution classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard"; "doubtful"; and "loss". Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of current existing facts, conditions, and values, questionable, and there is a high probability of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful, or loss. At June 30, 1999, we had $1.9 million in assets classified as substandard; no assets were classified as doubtful or loss.

      Allowance for Loan Losses. The allowance for loan losses is maintained at a level we believe is adequate to absorb losses in the portfolio. Our determination of the adequacy of the allowance is based upon an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth, and composition of the portfolio, and other relevant factors. Among other things, we consider the amount of loan origination volume and the risk characteristics of new loans when establishing the appropriate amount of provisions to the allowance for loan losses. The allowance is increased by provisions for loan losses which are charges against income. As shown in the table below, at June 30, 1999, our allowance for loan losses amounted to $3.1 million or 293.82% and 0.83% of our non-performing loans and total loans receivable respectively. The increase in the allowance for loan losses for the year ended June 30, 1999 was primarily due to the growth of our loan portfolio. For fiscal year 1998 the primary reasons for the increase in our allowance for loan losses were the increase in our total loan portfolio and our shift towards loans other than single-family residential.

      Effective December 21, 1993, the OTS in conjunction with the Comptroller of the Currency, the FDIC and the Federal Reserve Board issued a Policy Statement regarding a financial institution's allowance for loan and lease losses. The Policy Statement, which reflects the position of the regulatory agencies and does not necessarily constitute generally accepted accounting principles, includes guidance (i) on our responsibilities for the assessment and establishment of an adequate allowance; and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies used to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of the institution's portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio classified substandard; and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming twelve months based on facts and circumstances available as of the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling". Our policy for establishing loan losses is consistent with the Policy Statement.

      The following table sets forth the activity in our Allowance for Loan Losses for periods indicated.

                                                                       Year Ended June 30,
                                                 -------------------------------------------------------------
                                                  1999         1998            1997         1996         1995
                                                  ----         ----            ----         ----         ----
                                                                      (Dollars in thousands)
Allowance for Loan Loss at the beginning
    of the period                                $2,665       $1,678          $1,938       $1,728       $1,668

   Plus: Provisions for loan loss                   531          993             185          210           60
   Less: Charge-offs for:
      Mortgage Loans                                 32           --              --           --           --
      Non-mortgage consumer loans                    23            6               5           --           --
      Commercial business loans                       3           --             440           --           --
                                                 -------------------------------------------------------------
         Total Charge-offs                           58            6             445           --           --
   Plus: Recoveries                                  --           --              --           --           --
Allowance for Loan Losses at the end of
    the period                                   $3,138       $2,665          $1,678       $1,938       $1,728
                                                 =============================================================

Allowance for loan losses to total non-
    performing loans at the end of the
    period                                       293.82%      178.98%          87.62%       71.67%      291.89%
                                                 =============================================================

Allowance for loan losses to total loans at
    the end of the period (1)                      0.83%        0.80%           0.57%        0.69%        0.77%
                                                 =============================================================

Ratio of charge-offs to average loans              0.02%        0.00%(2)        0.16%         N/a(3)       N/a(3)
                                                 =============================================================

----------

(1)   Total loans are net of undisbursed loans in process
(2)   Less than 0.01%
(3)   No charge-offs.

      We consider the entire allowance for loan losses to be adequate, however to comply with regulatory reporting requirements, we have allocated the allowance for loan losses as shown in the table below into components by loan types at year end. Through such allocations, we do not intend to imply that actual future charge-offs will necessarily follow the same pattern or that any portion of the allowance is restricted.

                                                                             At June 30,
                                ---------------------------------------------------------------------------------------------------
                                     1999                  1998               1997                1996               1995
                                     ----                  ----               ----                ----               ----
                                         Percent               Percent            Percent             Percent              Percent
                                         of Loan               of Loan            of Loan             of Loan              of Loan
                                         in Each               in Each            in Each             in Each              in Each
                                         Category              Category           Category            Category             Category
                                         to Total              to Total           to Total            to Total             to Total
                                 Amount   Loans      Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans
                                ---------------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
Mortgage Loans:
     Single-family              $  598    60.14%    $  630      71.41%    $  253    78.09%   $  501     79.64%   $  661     84.76%
     Multi-family                   32     3.36%        19       2.20%         8     2.53%       --      1.74%       --      1.85%
     Commercial                    663    13.71%       352       7.19%       113     5.10%       --      5.68%       --      4.15%
     Construction                  346     3.69%       361       4.00%       188     4.33%       --      5.24%       --      3.74%
     Home equity                   359    14.05%       324      12.15%       128     8.43%      281      6.17%       58      4.63%
                                ---------------------------------------------------------------------------------------------------
         Total Mortgage loans    1,998    94.95%     1,686      96.95%       690    98.48%      782     98.47%      719     99.13%
Non-mortgage consumer               29     1.67%        28       1.45%        25     0.96%       --      0.83%       --      0.57%
Commercial business                186     3.38%       124       1.60%       138     0.56%       --      0.70%       --      0.30%
Unallocated                        925                 827                   825              1,156               1,009
                                ---------------------------------------------------------------------------------------------------
         Total loans            $3,138   100.00%    $2,665     100.00%    $1,678   100.00%   $1,938    100.00%   $1,728    100.00%
                                ===================================================================================================

Securities Activities

      General. The investment policy is designed, among other things, to assist us in our asset/liability management policy. It emphasizes, principal preservation, favorable returns, maintaining liquidity and flexibility and minimizing credit risk. The policy permits investments in US Government and agency securities, investment grade corporate obligations and commercial paper, various type of mortgage-backed securities, certificates of deposits and federal funds sold to financial institutions approved by our Board of Directors, equity investments in FHLB of Pittsburgh, the FNMA, and the FHLMC, and mutual funds with investments in the above described investments.

      Currently, we are not participating in hedging programs, interest rate swaps, caps, or collars or other activities involving the use of off-balance sheet financial derivatives. Also, we do not purchase mortgage-backed derivative instruments that would be characterized "high-risk" under OTS regulations at the time of purchase, nor do we purchase corporate obligations, which are not rated investment grade.

      In order to achieve the maximum flexibility with our investment securities, all of our investments have been classified as Available For Sale ("AFS") pursuant to Statement of Financial Accounting Standards No. 115. This accounting pronouncement requires us to classify a security as AFS, Held to Maturity ("HTM") or trading at the time of acquisition. Securities being classified as HTM must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. HTM securities are accounted for based upon the historical cost of the security. AFS securities can be sold at any time based upon our needs or judgment as to market changes. AFS securities are accounted for at fair value, unrealized gains and losses on these securities, net of income tax provisions, are reflected in the stockholders' equity section of our Statement of Financial Condition.

      At June 30, 1999, our investment securities amounted to $80.1 million, or 16.96% of total assets. This includes a $2.2 million unrealized loss, net of income tax, due to their classification as available for sale. The portfolio consists primarily of US government agency securities, most with callable features, and mortgage-backed pass-through securities, and other investments in municipal bonds, equity investments in the FHLB of Pittsburgh, FNMA, and FHLMC, and a mutual fund consisting of adjustable-rate mortgage-backed securities.

      The following table sets forth information on the carrying value and the fair value of our securities classified as available for sale at the dates indicated:

                                                              At June 30,
                                 -------------------------------------------------------------------
                                         1999                   1998                     1997
                                         ----                   ----                     ----
                                Carrying      Fair      Carrying      Fair      Carrying       Fair
                                  Value       Value       Value       Value       Value       Value
                                 -------------------------------------------------------------------
                                                           (In thousands)

                                 -------------------------------------------------------------------
Equity Securities                $11,068     $11,052     $ 9,940     $ 9,937     $ 6,851     $ 6,682
Municipal Bonds                    1,999       1,890         100          96          --          --
US Government and Agency
  Securities                      35,000      33,877      20,004      19,999       7,009       7,050
Mortgage -Related Securities      34,229      33,236      17,940      18,079      32,388      31,854
                                 -------------------------------------------------------------------
Total                            $82,296     $80,055     $47,984     $48,111     $46,248     $45,766
                                 ===================================================================

      At June 30, 1997, we had $4.0 million of US Government and Agency Securities that were classified as held to maturity. These securities matured during fiscal 1998.

      The following table sets forth the activity in our securities portfolio during the periods indicated.

                                                                  Year Ended June 30,
                                                          ------------------------------------
                                                            1999          1998           1997
                                                          ------------------------------------
                                                                      (In thousands)
Securities at the beginning of the period                 $ 48,111      $ 49,765      $ 50,163
Purchases                                                   83,581        55,878        18,296
Sales and calls of securities                              (38,100)      (53,375)      (10,076)
Repayments, maturities, and amortization                   (11,169)       (4,766)       (9,219)
Increase (decrease) in unrealized gains and losses on
         available for sale securities (1)                  (2,368)          609           601
                                                          ------------------------------------
Securities at the end of the period                       $ 80,055      $ 48,111      $ 49,765
                                                          ====================================

(1) At June 30, 1999, the cumulative unrealized loss on securities classified as available for sale was $2.2 million.

      Mortgage-Backed Securities. At June 30, 1999, we had mortgage-backed securities totaling $33.2 million. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages. Mortgages are sold by various originators to intermediaries (generally agencies of the US Government and government sponsored enterprises) that pool and repackage the mortgages and sell participation interests in the pools to investors. The servicer of the mortgage loan collects the principal and interest payments and passes those payments through to the intermediary who then remits the payment to the investor. The US Government agencies and government sponsored enterprises, primarily the Government National Mortgage Association ("GNMA"), FNMA and FHLMC, guarantee the timely payment of principal and interest on these securities.

      Mortgage-backed securities are issued in stated principal amounts and are backed by mortgage loans within a specific interest rate range, but may have varying maturity dates. The underlying pool of mortgages may be comprised of either fixed-rate or adjustable-rate mortgage loans. Each mortgage-backed security pool will also differ based upon the actual level of prepayment experienced by the underlying mortgage loans.

      At June 30, 1999, the weighted average remaining term of our mortgage-backed securities was 18.5 years. This is based upon assumptions related to the future prepayments of the underlying mortgages. Prepayments that are greater than those projected will shorten the remaining term of the security, while a decrease in the amount of prepayments will lengthen the amount of time until the security matures. Prepayments will depend on many factors, including the type of mortgage, the coupon rate, the geographic region, and the general level of market interest rates. During periods of rising interest rates, if the coupon rates of the underlying mortgages are less than prevailing market rates offered on mortgages, refinancings will decrease and prepayments of the underlying mortgages and the security will also decline. Conversely, when market interest rates are falling, and the coupon rate on the underlying mortgage exceeds the prevailing market interest rate for mortgages offered, refinancings tend to increase which will increase the amount of prepayments of the underlying mortgages and the security.

      Our average yield on these securities was 6.42% at June 30, 1999. This yield is computed by decreasing/increasing the amount of interest income collected on the security by the amortization/accretion of the premium/discount associated with the acquisition of the security. In accordance with generally accepted accounting principles, premiums/discounts are amortized/accreted over the estimated remaining life of the security. The yield on the security may vary if the prepayment assumptions used to determine the remaining life differ from actual prepayment experiences. These assumptions are reviewed on a periodic basis to reflect actual prepayments.

      US Government and Agency Securities and Municipal Bonds. At June 30, 1999, we had $33.9 million, which includes approximately $1.1 million in unrealized loss, in securities issued by US government agencies, primarily the FHLB, FNMA, FHLMC, and the Federal Farm Credit Bank. Most of these securities have call features that allow the issuer to redeem these securities at par value prior to their stated maturity. Generally if the prevailing market interest rate on new issue callable agency securities with similar maturities exceeds the coupon rate of the security with the call feature, the call will not be exercised. Conversely, if the prevailing market interest rate for new issue agency callable securities with similar maturities is below the coupon rate of the security with the call feature, the call will be exercised and the bond will be redeemed. When calls are exercised and bonds redeemed prior to their maturity, we face the risk of re-investing those proceeds into other investments with lower yields or longer terms.

      Municipal bonds held at June 30, 1999 had a carrying value of $2.0 million, and a net unrealized loss of $100,000. These municipal bonds include issues from various townships and school districts located in Pennsylvania.

      The following table sets forth certain information regarding the contractual maturities (without regard to any call provisions) of the carrying value of our US Government and Agency securities and Municipal bonds at June 30, 1999.

                                                   Amount           Weighted
        Maturing in:                           (In thousands)     Average Yield
        ------------                           --------------------------------
        Under 1 year                              $ 1,000             5.00%
        1-5 years                                   9,002             5.76%
        6-10 years                                 14,998             6.63%
        Over 10 years (1)                          11,999             6.37%
                                                  -------
                Total                             $36,999             6.20%
                                                  =======

(1) Includes $1.999 in municipal bonds at their stated rate which have not been adjusted to a taxable equivalent rate.

      Other Investments. Other than mortgage-backed securities and US Government and agency securities, we have investments in various equity securities and mutual funds. These investments totaled $3.1 million and $7.9 million, respectively. The equity securities include stock in the FHLB, FNMA, and FHLMC. The mutual fund investment is backed by investment in adjustable-rate mortgage-backed securities.

Sources of Funds

      General. Deposits are the primary source of funds for our lending and investment activities. In addition to deposits, we obtain funds from the amortization and prepayments on our loan and mortgage-backed security portfolio, maturities of investments, and borrowings. Scheduled loan amortization is a relatively stable source of funds. However, competition and the general level of interest rates and market conditions significantly influence deposit inflows and outflows. Borrowings may be used on a short-term basis to compensate for reductions in other funding sources. On a longer-term basis, borrowings may be used for general business purposes.

      Deposits

      The following table sets forth the activity in our deposit portfolio for the years indicated.

                                               Year Ended June 30,
                                        ----------------------------------
                                          1999         1998         1997
                                          ----         ----         ----
                                                  (In thousands)

      Beginning balance                 $340,793     $309,726     $267,695
      Net deposits in excess of
      withdrawals                         37,192       18,985       30,999
      Interest credited                   12,696       12,082       11,032
                                        ----------------------------------
      Total net increase                  49,888       31,067       42,031
                                        ----------------------------------

      Ending balance                    $390,681     $340,793     $309,726
                                        ==================================

      The following table sets forth by various interest rate categories, the amount of certificates of deposits at the dates indicated.

                                              June 30,
                                ----------------------------------
                                  1999         1998         1997
                                  ----         ----         ----
                                           (In thousands)

             0.00% to 2.99%     $     32     $    132     $     30
             3.00% to 3.99%       21,817           12           11
             4.00% to 4.99%       67,875       41,261       37,989
             5.00% to 6.99%      153,259      180,858      167,923
             7.00% to 8.99%        8,149        9,133        9,817
             9.00% and over           25          606        1,057
                                ----------------------------------

                      Total     $251,157     $232,002     $216,827
                                ==================================

      The following table sets forth the amount and remaining maturities of the Certificates of Deposit as of June 30, 1999.

                               Over Six       Over            Over
                                Months      One Year        Two Years     Over
                 Six months  Through One   Through Two    Through Three   Three
                  And Less       Year         Years          Years        Years
                  --------------------------------------------------------------
                                           (In thousands)

0.00% to 1.99%    $    --      $    --       $    --        $    --      $    --
2.00% to 2.99%         32           --            --             --           --
3.00% to 3.99%     15,626        6,191            --             --           --
4.00% to 4.99%     18,098       31,520        14,588          1,303        2,366
5.00% to 6.99%     50,002       34,986        36,737         16,528       15,006
7.00% to 8.99%        587          738         5,682            723          419
9.00% to 10.99%         8           17            --             --           --
11.00% and over        --           --            --             --           --
                  --------------------------------------------------------------
    Total         $84,353      $73,452       $57,007        $18,554      $17,791
                  ==============================================================

      At June 30, 1999 the total amount of outstanding certificates of deposits in amounts greater than or equal to $100,000 was $37.1 million. The following table provides information regarding the maturity of these certificates of deposits.

                                                     June 30, 1999
                                                     -------------
                 Amount Maturing in:                (In thousands)

                 3 months or less                       $ 7,210
                 Over 3 months through 6 months           6,756
                 Over 6 months through 12 months         11,351
                 Over 12 months                          11,842
                                                        -------
                     Total                              $37,159
                                                        =======

      The following table sets forth the amount of deposits in various categories at the dates indicated.

                                                       June 30,
                           ----------------------------------------------------------------
                                   1999                  1998                  1997
                                   ----                  ----                  ----
                             Amount    Percent    Amount      Percent    Amount     Percent
                           ----------------------------------------------------------------
                                                  (Dollars in thousands)
Savings accounts           $ 48,773     12.48%   $ 40,225      11.80%   $ 36,373     11.74%
Certificates of
  Deposits                  251,157     64.29     232,002      68.08     216,827     70.01
Money market accounts        28,741      7.36      20,487       6.01      19,715      6.36
NOW Accounts
   Interest bearing          29,013      7.43      25,638       7.53      23,527      7.60
   Non-interest bearing      32,997      8.44      22,441       6.58      13,284      4.29
                           ----------------------------------------------------------------

        Total              $390,681    100.00%   $340,793     100.00%   $309,726    100.00%
                           ================================================================

Borrowings

      We use outside borrowings on a limited basis to supplement our lending needs. We also use borrowings in a leverage program that allows us to take advantage of arbitrage opportunities when investment returns exceed the cost of borrowings. At June 30, 1999 we had $15.0 million in borrowings outstanding, all of which were from the FHLB of Pittsburgh. Advances from the FHLB of Pittsburgh are secured by our investment in FHLB Stock and a portion of our residential mortgage loan portfolio. The FHLB of Pittsburgh provides an array of borrowing programs which include: fixed or variable rate programs; various fixed terms ranging from overnight to 20 years; and other programs that have callable or putable features attached to them. We intend to utilize borrowings in the future as an alternative source of funds.

      The following table sets forth certain information regarding our outside borrowings at of for the periods indicated.

                                                   As of or For the Year Ended June 30,
                                                   ------------------------------------
                                                      1999        1998        1997
                                                      ----        ----        ----
                                                          (Dollars in thousands)
FHLB Advances
   Average balance outstanding                       $14,198     $ 9,532     $10,349
   Maximum amount outstanding at any month-
     end during the period                           $19,000     $21,000     $16,120
   Balance outstanding at the end of the period      $14,986     $21,000     $ 6,000
   Average interest rate during the period              5.44%       5.55%       5.36%
   Average interest rate at the end of the period       5.33%       5.62%       5.50%
Other Borrowings
   Average balance outstanding                            --     $   263     $   218
   Maximum amount outstanding at any month-
     end during the period                                --     $   500     $   500
   Balance outstanding at the end of the period           --          --     $   500
   Average interest rate during the period                --          -- %        -- %
   Average interest rate at the end of the period         --          -- %        -- %

      The majority of FHLB Advances are callable at the direction of the FHLB within certain parameters and substantially all of such advances could be called within one year.

Subsidiaries. Willow Grove Bank is the wholly owned subsidiary of Willow Grove Bancorp, Inc. Willow Grove Bancorp, Inc. is the majority owned subsidiary of Willow Grove Mutual Holding Company.

Employees. At June 30, 1999, we had 117 full-time employees, and 38 part-time employees. None of our employees are represented by a collective bargaining group, and we believe that our relationship with our employees is good.

                                   REGULATION

      Set forth below is a brief description of certain laws and regulations which are applicable to the Company, the Bank and the MHC. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

General

      The Bank, as a federally chartered savings institution, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

      The OTS regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that it may find in the Bank's operations. The FDIC also has the authority to examine the Bank in its role as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage requirements. The OTS' enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Any change in such regulations, whether by the FDIC, OTS or Congress, could have a material adverse impact on the MHC, the Company and the Bank and their operations.

The Company

      The Company, as a registered savings and loan holding company within the meaning of Section 10 of the Home Owners' Loan Act ("HOLA") is subject to OTS examination and supervision as well as certain reporting requirements. In addition, because the Bank's deposits are insured by the SAIF maintained by the FDIC, the Bank is subject to certain restrictions in dealing with the Company and with other persons affiliated with the Bank.

      Pursuant to regulations of the OTS and the terms of the Company's federal stock charter, the purpose and powers of the Company are to pursue any or all of the lawful objectives of a federal mutual holding company and to exercise any of the powers accorded to a mutual holding company. A mutual holding company is permitted to, among other things: (i) invest in the stock of a savings institution; (ii) acquire a mutual institution through the merger of such institution into a savings institution subsidiary of such mutual holding company or an interim savings institution of such mutual holding company; (iii) merge with or acquire another mutual holding company, one of whose subsidiaries is a savings institution; (iv) acquire non-controlling amounts of the stock of savings institutions and savings institution holding companies, subject to certain restrictions; (v) invest in a corporation the capital stock of which is available for purchase by a savings institution under Federal law or under the law of any state where the subsidiary savings institution or institutions have their home offices; (vi) furnish or perform management services for a savings institution subsidiary of such company; (vii) hold, manage or liquidate assets owned or acquired from a savings institution subsidiary of such company; (viii) hold or manage properties used or occupied by a savings institution subsidiary of such company; and (ix) act as a trustee under deed or trust.

      The HOLA prohibits a savings and loan holding company, such as the Company, directly or indirectly, from (1) acquiring control (as defined) of a savings institution (or holding company thereof) without prior OTS approval, (2) acquiring more than 5% of the voting shares of a savings institution (or holding company thereof) which is not a subsidiary, subject to certain exceptions, without prior OTS approval, or (3) acquiring through merger, consolidation or purchase of assets, another savings institution (or holding company thereof) or acquiring all or substantially all of the assets, another savings institution (or holding company thereof) without prior OTS approval or (4) acquiring control of an uninsured institution. A savings and loan holding company may not acquire as a separate subsidiary a savings institution which has its principal offices outside of the state where the principal offices of its subsidiary institution is located, except (i) in the case of certain emergency acquisitions approved by the FDIC, (ii) if the holding company controlled (as defined) such savings institution as of March 5, 1987 or (iii) when the laws of the state in which the savings institution to be acquired is located specifically authorize such an acquisition. No director or officer of a savings and loan holding company or person owning or controlling more than 25% of such holding company's voting shares may, except with the prior approval of the OTS, acquire control of any savings institution which is not a subsidiary of such holding company.

The Mutual Holding Company

      The MHC as a federal mutual holding company within the meaning of Section 10(o) of the HOLA, is subject to OTS examination and supervision as well as certain reporting requirements. In addition, the OTS has enforcement authority over the MHC and its non-savings bank subsidiaries, if any. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank. The MHC will be subject to the same activities limitations to which the Company is subject. See " -- The Company."

The Bank

      Insurance of Accounts. The deposits of the Bank are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

      Under current FDIC regulations, SAIF-insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital--"well capitalized," "adequately capitalized," and "undercapitalized"--which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging prior to September 30, 1996 from 23 basis points for well capitalized, healthy institutions to 31 basis points for undercapitalized institutions with substantial supervisory concerns.

      The deposits of the Bank are currently insured by the SAIF. Both the SAIF and the BIF are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF achieved a fully funded status first, and therefore as discussed below, effective January 1, 1996, the FDIC substantially reduced the average deposit insurance premium paid by BIF-insured banks. On November 14, 1995, the FDIC approved a final rule regarding deposit insurance premiums. The final rule reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to a $2,000 minimum) for institutions in the lowest risk category, while holding deposit insurance premiums for SAIF members at their then-current levels (23 basis points for institutions in the lowest risk category). The reduction was effective with respect to the semiannual premium assessment beginning January 1, 1996.

      On September 30, 1996 Congress passed, and the President signed, the DIF Act which mandated that all institutions which have deposits insured by SAIF were required to pay a one-time special assessment of 65.7 basis points on such deposits (subject to adjustment for certain types of banks with SAIF deposits) that were held at March 31,1995 payable by November 27, 1996 to recapitalize the SAIF. The assessment increased the SAIF's reserve ratio to a comparable level to that of the BIF at 1.25% of total insured deposits. The Bank's share of this special assessment totaled $1.5 million and is reflected in the fiscal 1997 operating results. The FDIC, in connection with the recapitalization, also lowered SAIF premiums from $0.23 per $100 to $0.064 per $100 of insured deposits beginning in January 1997.

      The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

      Regulatory Capital Requirements. The OTS capital requirements consist of a "tangible capital requirement," a "leverage capital requirement" and a "risk-based capital requirement." The OTS is authorized to impose capital requirements in excess of those standards on individual institutions on a case-by-case basis.

      Under the tangible capital requirement, a savings bank must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), plus a specified amount of purchased mortgage servicing rights.

      Under the leverage capital requirement adopted by the OTS, savings banks must maintain "core capital" in an amount equal to at least 3% of adjusted total assets. Core capital is defined as common shareholders' equity (including retained earnings), non-cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, plus purchased mortgage servicing rights valued at the lower of 90% of fair market value, 90% of original cost or the current amortized book value as determined under GAAP, and "qualifying supervisory goodwill," less non-qualifying intangible assets. At June 30, 1999, the Bank's ratio of core capital to total adjusted assets was 9.8%.

      Under the risk-based capital requirement, a savings bank must maintain total capital (which is defined as core capital plus supplementary capital) equal to at least 8.0% of risk-weighted assets. A savings bank must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors, which range from 0% for cash and securities issued by the United States Government or its agencies to 100% for repossessed assets or loans more than 90 days past due. Qualifying one-to-four family residential real estate loans and qualifying multi-family residential real estate loans (not more than 90 days delinquent and having an 80% or lower loan-to-value ratio), which at June 30, 1999, represented 75.8% of the total loans receivable, are weighted at a 50% risk factor. Supplementary capital may include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and general allowances for loan losses. The allowance for loan losses includable in supplementary capital is limited to 1.25% of risk-weighted assets. Supplementary capital is limited to 100% of core capital.

      Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. However, in calculating regulatory capital, institutions can add back unrealized losses and deduct unrealized gains net of taxes, on debt securities reported as a separate component of GAAP capital.

      The OTS regulations establish special capitalization requirements for savings banks that own service corporations and other subsidiaries, including subsidiary savings banks. According to these regulations, certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks, engaged solely in mortgage-banking activities, or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the Bank's level of ownership, including the assets of includable subsidiaries in which the Bank has a minority interest that is not consolidated for GAAP purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 1999, the Bank had no investments subject to a deduction from tangible capital.

      The OTS amended its risk-based capital requirements that would require institutions with an "above normal" level of interest rate risk to maintain additional capital. A savings bank is considered to have a "normal" level of interest rate risk if the decline in the market value of its portfolio equity after an immediate 200 basis point increase or decrease in market interest rates (whichever leads to the greater decline) is less than two percent of the current estimated market value of its assets. The market value of portfolio equity is defined as the net present value of expected cash inflows and outflows from a bank's assets, liabilities and off-balance sheet items. The amount of additional capital that an institution with an above normal interest rate risk is required to maintain (the "interest rate risk component") equals one-half of the dollar amount by which its measured interest rate risk exceeds the normal level of interest rate risk. The interest rate risk component is in addition to the capital otherwise required to satisfy the risk-based capital requirement. Implementation of this component has been postponed by the OTS. The final rule was to be effective as of January 1, 1994, subject however to a three quarter lag time in implementation. However, in October 1994, the Director of the OTS indicated that the OTS would waive the capital deductions for institutions with a greater than "normal" risk until the OTS published an appeals process. On August 21, 1995, the OTS released Thrift Bulletin 67, which established (i) an appeals process to handle "requests for adjustments" to the interest rate risk component and (ii) a process by which "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to determine their interest rate risk component. The Director of the OTS indicated, concurrent with the release of Thrift Bulletin 67, that the OTS will continue to delay the implementation of the capital deduction for interest rate risk pending the testing of the appeals process set forth in Thrift Bulletin 67.

      Effective November 28, 1994, the OTS revised its interim policy issued in August 1993 under which savings institutions computed their regulatory capital in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the revised OTS policy, savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital.

      At June 30, 1999, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 9.8%, 9.8% and 18.1%, respectively.

      The OTS and the FDIC generally are authorized to take enforcement action against a savings bank that fails to meet its capital requirements, which action may include restrictions on operations and banking activities, the imposition of a capital directive, a cease-and-desist order, civil money penalties or harsher measures such as the appointment of a receiver or conservator or a forced merger into another institution. In addition, under current regulatory policy, a bank that fails to meet its capital requirements is prohibited from paying any dividends.

      Prompt Corrective Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements.

      Under the FDICIA, which became effective on December 19, 1992, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

      An institution generally must file a written capital restoration plan which meets specified requirements with its appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

      At June 30, 1999, the Bank was in the "well capitalized" category for purposes of the above regulations.

      Safety and Soundness Guidelines. The OTS and the other federal bank regulatory agencies have established guidelines for safety and soundness, addressing operational and managerial standards, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The OTS and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions. The Bank believes that it is in compliance with these guidelines and standards.

      Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. The Bank consistently has had liquidity well in excess of the Federal requirements during the past three fiscal years.

      Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. Under new regulations effective April 1, 1999, a savings institution must file an application for OTS approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

      Branching by Federal Savings Institutions. OTS policy permits interstate branching to the full extent permitted by statute (which is essentially unlimited). Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the IRS' domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if: (i) the branch(es) result(s) from an emergency acquisition of a troubled savings institution (however, if the troubled savings institution is acquired by a bank holding company, does not have its home office in the state of the bank holding company bank subsidiary and does not qualify under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the savings institution is located); (ii) the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located; or
(iii) the branch was operated lawfully as a branch under state law prior to the savings institution's reorganization to a federal charter.

      Furthermore, the OTS will evaluate a branching applicant's record of compliance with the Community Reinvestment Act of 1977 ("CRA"). An unsatisfactory CRA record may be the basis for denial of a branching application.

      Community Reinvestment Act and the Fair Lending Laws. Savings institutions have a responsibility under the CRA and related regulations of the OTS to help meet the credit needs of their communities, including low-and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

      Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings institution can comply with the QTL test by either qualifying as a domestic building and loan bank as defined in
Section 7701(a)(19) of the Code or by meeting the second prong of the QTL test set forth in Section 10(m) of the HOLA. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any new advances from its FHLB, other than special liquidity advances with the approval of the OTS; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

      Currently, the portion of the QTL test that is based on Section 10(m) of the HOLA rather than the Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Pittsburgh; and direct or indirect obligations of the FDIC. In a recent amendment to the QTL, small business loans, credit card loans, student loans and loans for personal, family and household purposes were allowed to be included without limitation as qualified investments. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 1999, substantially all of the portfolio assets of the Bank were qualified thrift investments.

      Federal Home Loan Bank System. The Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At June 30, 1999, the Bank had $15.0 million of FHLB advances.

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 1999, the Bank had $3.0 million in FHLB stock, which was in compliance with this requirement.

      The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

      Federal Reserve System. Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At June 30, 1999, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

      Savings banks are authorized to borrow from a Federal Reserve Bank "discount window," but Federal Reserve Board regulations require savings banks to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from a Federal Reserve Bank.

      Thrift Charter. Congress has been considering legislation in various forms that would require federal thrifts, such as the Bank, to convert their charters to national or state bank charters. Recent legislation required the Treasury Department to prepare for Congress a comprehensive study on the development of a common charter for federal savings institutions and commercial banks; and, in the event that the thrift charter was eliminated by January 1, 1999, would require the merger of the BIF and the SAIF into a single Deposit Insurance Fund on that date. The Bank cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would not adversely affect the Bank and its parent holding company.

      Affiliate Restrictions. Section 11 of HOLA provides that transactions between an insured subsidiary of a holding company and an affiliate thereof will be subject to the restrictions that apply to transactions between banks that are members of the Federal Reserve System and their affiliates pursuant to Sections 23A and 23B of the Federal Reserve Act ("FRA").

      In general, Sections 23A and 23B and OTS regulations issued in connection therewith limit the extent to which a savings institution or its subsidiaries may engage in certain "covered transactions" with affiliates to an amount equal to 10% of the institution's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings institution and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings institution or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

      In addition, under the OTS regulations, a savings institution may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies; a savings institution may not purchase or invest in securities of an affiliate other than shares of a subsidiary; a savings institution and its subsidiaries may not purchase a low-quality asset from an affiliate; and covered transactions and certain other transactions between a savings institution or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings institution to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

      The OTS regulation generally excludes all non-bank and non-savings institution subsidiaries of savings institutions from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board decides to treat such subsidiaries as affiliates. The regulation also requires savings institutions to make and retain records that reflect affiliate transactions in reasonable detail, and provides that certain classes of savings institutions may be required to give the OTS prior notice of affiliate transactions.

Federal Securities Law

      The Common Stock of the Company is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, under OTS regulations, generally may not be deregistered for at least three years after the offering. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

                                    TAXATION

Federal Taxation

      General. The Company is subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal taxation is only intended to summarize certain pertinent federal income tax matters and is not a comprehensive description of the our applicable tax rules. The Company's federal income tax returns have been closed without audit by the Internal Revenue Service ("IRS") through 1995.

      The Company will file a consolidated federal income tax return, which includes the Bank. Accordingly, it is anticipated that any cash distributions made by the Company would be treated as cash dividends, and not as a non-taxable return of capital to stockholders for federal and state tax purposes.

      Method of Accounting. For federal income tax purposes, the Company reports its income and expenses on the accrual method of accounting and files its federal income tax return using a June 30 fiscal year end.

      Bad Debt Reserves. The Small Business Protection Act of 1996 (the "1996 Act") eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of he 1996 Act, savings associations must use the specific chargeoff method in computing its bad debt deduction beginning with their 1996 federal tax return. In addition, federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of such reserve subject to recapture as of June 30, 1999 is approximately $2.4 million.

      Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or cease to maintain a bank charter.

      At June 30, 1999, the total federal pre-1988 reserve was approximately $6.2 million. The reserve reflects the cumulative effects of federal tax deductions for which no federal income tax provisions have been made.

      Minimum Tax. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company has not been subject to the AMT nor does it have any such amounts available as credits for carryover.

      Net Operating Loss Carryovers. The Company may carry back net operating losses to the three preceding taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning before August 6, 1997. For net operating losses in years beginning after August 5, 1997, such net operating losses can be carried back to the two preceding taxable years and forward to the succeeding 20 taxable years. At June 30, 1999, the Company had no net operating loss carryforwards for federal income tax purposes.

      Corporate Dividends-Received Deduction. The Company may exclude from income 100% of dividends received from a member of the same affiliated group of corporations. The corporate dividends received deduction is 80% in the case of dividends received from corporations which a corporate recipient owns less than 80%, but at least 20% of the distribution corporation. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.

State and Local Taxation

      Pennsylvania Taxation. The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 1998 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of approximately 1.2% of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

      The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act (the"MTIT"), as amended to include thrift institutions having capital stock. Pursuant to the MTIT, the tax rate is 11.5%. The MTIT exempts the Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with generally accepted accounting principles ("GAAP") with certain adjustments. The MTIT, in computing GAAP income, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of thrift's interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes.

Item 2. Properties

      We operate from the following locations:

                                         Owned        Lease        Net Book        Deposits
                                           Or      Expiration      Value at           At
Location                                 Leased       Date      June 30, 1999   June 30, 1999
--------                                 ------       ----      -------------   -------------
                                                                       (In thousands)
Executive Office:
  Welsh & Norristown Roads(1)            Owned          N/a         $1,901       $106,016.
   Maple Glen, PA 19002-8030
Branch Offices:
  1555 West Street Road                  Leased       01/2001            6       $ 48,469.
   Warminster, PA 18974-3103
  1141 Ivyland Road                      Leased       06/2004           33       $ 15,958.
   Warminster, PA 18974-2048
  9 Easton Road                          Owned          N/a            659       $110,304.
   Willow Grove, PA 19090-0905
  701 Twining Road                       Owned          N/a            807       $ 50,833.
   Dresher, PA 19025-1894
  761 Huntingdon Pike                    Owned          N/a            350       $ 39,532.
   Huntingdon Valley, PA 19006-8399
  2 N. York Road                         Leased       05/2002          148       $ 12,752.
   Hatboro, PA 19040-3201
  1331 Easton Road(2)                    Leased       12/2004           52       $  4,085.
   Roslyn, PA 19001
  11730 Bustleton Avenue(3)              Leased       02/2004           32       $  2,874.
   Philadelphia, PA 19116

(1)   Includes adjacent nine acre parcel that could be used for future expansion
(2)   Opened in February 1999.
(3)   Opened in May 1999.

      On July 8, 1999, we entered into an agreement to lease 7,725 square feet at 101 Witmer Road, Horsham, Pennsylvania to be used as an Operations Center.

Item 3. Legal Proceedings

      The Company is involved in routine legal proceedings in the normal course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      The information required herein, to the extent applicable, is incorporated by reference from the inside back cover of the Company's 1999 Annual Report, and attached hereto as Exhibit 13.0

Item 6. Selected Financial and Other Data

      The information required herein is incorporated by reference from page 12 of the Company's 1999 Annual Report and attached hereto as Exhibit 13.0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required herein is incorporated by reference from pages 13 to 21 of the Company's 1999 Annual Report and attached hereto as Exhibit 13.0

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

      The information required herein is incorporated by reference from pages 22 to 24 of the Company's 1999 Annual Report nd attached hereto as Exhibit 13.0

Item 8. Financial Statements and Supplementary Data

      The information required herein is incorporated by reference from pages 25 to 60 of the Company's 1999 Annual Report and attached hereto as Exhibit 13.0

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

      Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required herein is incorporated by reference from pages 3 to 6 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on November 9, 1999, which will be filed within 120 days of June 30, 1999 ("Definitive Proxy Statement").

Item 11. Executive Compensation

      The information required herein is incorporated by reference from pages 7 to 10 of the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required herein is incorporated by reference from pages 11 to 12 of the Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions

      The information required herein is incorporated by reference from pages 9 of the Definitive Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement, Schedules and Reports on Form 8-K

      (A)   Documents Filed as Part of this Report.

            (1) The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

                        Report of Independent Auditors
                        Consolidated Statements of Financial Condition as of
                               June 30, 1999 and 1998
                        Consolidated Statements of
                        Operations for the Years Ended
                               June 30, 1999, 1998 and 1997.
                        Consolidated  Statements of Changes in Equity and
                               Comprehensive  Income for the Years Ended
                               June 30, 1999, 1998, and 1997
                        Consolidated Statements of Cash Flows for the Years
                               Ended June 30, 1999, 1998 and 1997.
                        Notes to Consolidated Financial Statements

            (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

            (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

                                  Exhibit Index

            2.1     *Plan of Reorganization
            2.2     *Plan of Stock Issuance
            3.1     *Federal Stock Charter of Willow Grove Bancorp, Inc.
            3.2     *Bylaws of Willow Grove Bancorp, Inc.
            4.0     *Form of Stock Certificate of Willow Grove Bancorp, Inc.
            10.1    *Form of Employment Agreement entered into between Willow
                       Grove Bank and Frederick A. Marcell, Jr.
            10.2    *Form of Employment Agreement entered into between Willow
                       Grove Bank and each of Thomas M. Fewer, John J. Foff, Jr. and John T. Powers
            10.3    *Supplemental Executive Retirement Agreement
            10.4    *Non-Employee Director's Retirement Plan
            10.5    **1999 Stock Option Plan
            10.6    **1999 Recognition and Retention Plan and Trust Agreement
            13.0    1999 Annual Report to Stockholders
            21.0    Subsidiaries of the Registrant - Reference is made to "Item
                       2. Business" for the required information
            23.0    Consent of KPMG LLP
            27.0    Financial Data Schedule
----------
* Incorporated by reference from the company's Registration Statement on Form S-1 filed on September 18, 1998, as amended, and declared effective on November 12, 1998.

** Incorporated by reference from the Company's Special Meeting of Stockholders Proxy Statement on Schedule 14A filed on June 23, 1999.

(b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999
(c)   See (a)(3) above for all exhibits filed herewith and the Exhibit Index.
(d)   There are no financial statements or schedules which were excluded from
      Item 8 which are required to be reported herein.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                       Willow Grove Bancorp, Inc.


                                       By: /s/ Frederick A. Marcell, Jr.
                                           -------------------------------------
                                           Frederick A. Marcell, Jr.
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Elizabeth H. Gemmill
---------------------------------
Elizabeth H. Gemmill
Director


/s/ Lewis W. Hull
---------------------------------                             September 28, 1999
Lewis W. Hull
Director


/s/ J. Ellwood Kirk
---------------------------------                             September 28, 1999
J. Ellwood Kirk
Director


/s/ Charles F. Kremp 3rd
---------------------------------                             September 28, 1999
Charles F. Kremp 3rd
Director


/s/ William W. Langan
---------------------------------                             September 28, 1999
William W. Langan
Chairman of the Board


/s/ Frederick A. Marcell, Jr.
---------------------------------                             September 28, 1999
Frederick A. Marcell, Jr.
Director, President and Chief
  Executive Officer


/s/ A. Brent O'Brien
---------------------------------                             September 28, 1999
A. Brent O'Brien
Director


/s/ Samuel H. Ramsey, III
---------------------------------                             September 28, 1999
Samuel H. Ramsey, III
Director


/s/ William B. Weihenmayer
---------------------------------                             September 28, 1999
William B. Weihenmayer
Director


/s/ John J. Foff, Jr.
---------------------------------                             September 28, 1999
John J. Foff, Jr.
Senior Vice President and
Chief Financial Officer
(principal financial officer)