Form 10-Q
period 1999-09-30
WILLOW GROVE BANCORP INC
filed 1999-11-15
CIK 1070543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

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

The Registrant had 5,143,487 shares of Common Stock issued and outstanding as of November 12, 1999.

                           WILLOW GROVE BANCORP, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I      FINANCIAL INFORMATION

     Item 1.      Financial Statements (unaudited)

                  Consolidated Statements of Financial Condition at
                  September 30, 1999 and June 30, 1999                         3

                  Consolidated Statements of Operations -  For the Three
                  Months Ended September 30, 1999 and 1998                     4

                  Consolidated Statements of Cash Flows - For the Three
                  Months Ended September 30, 1999 and 1998                     5

                  Notes to Financial Statements                                6

      Item 2.     Management's Discussion and Analysis                        10

      Item 3.     Quantitative and Qualitative Disclosures About
                  Market Risk                                                 19

PART II     OTHER INFORMATION

      Item 1:     Legal Proceedings                                           20

      Item 2:     Changes in Securities and Use of Proceeds                   20

      Item 3:     Defaults upon Senior Securities                             20

      Item 4:     Submission of Matters to a Vote of Security Holders         20

      Item 5:     Other Information                                           20

      Item 6:     Exhibits and Reports on Form 8-K                            21

                           Willow Grove Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

(Dollars in thousands, except share data)

Assets                                                  September 30, 1999       June 30, 1999
----------------------------------------------------------------------------------------------
Cash and cash equivalents:
  Cash on hand and non-interest bearing
    deposits                                                 $   4,119             $   3,447
  Interest-bearing deposits                                      4,890                 1,442
                                                             ----------            -----------
  Total cash and cash equivalents                                9,009                 4,889
Assets available for sale:
  Securities (amortized cost of $74,525 and $82,296,
    respectively)                                               71,775                80,055
Loans (net of allowance for loan losses of $3,344
  and $3,138, respectively)                                    396,495               374,584
Accrued income receivable                                        2,654                 2,519
Property and equipment, net                                      5,142                 5,135
Other real estate owned                                            281                    --
Intangible assets                                                1,847                 1,950
Other assets                                                     2,819                 2,907
----------------------------------------------------------------------------------------------
  Total Assets                                               $ 490,022             $ 472,039
----------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------
Deposits                                                     $ 391,477             $ 390,681
Federal Home Loan Bank advances                                 34,914                14,986
Advance payments from borrowers for taxes and insurance          1,938                 4,403
Accrued interest payable                                           539                   706
Other liabilities                                                2,942                 2,821
----------------------------------------------------------------------------------------------
  Total Liabilities                                            431,810               413,597
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.01 par value; (25,000,000
  authorized; 5,143,487 issued and
  outstanding as of September 30, and June 30, 1999)                51                    51
Additional paid-in capital                                      22,295                22,295
Retained earnings                                               40,230                39,211
Unallocated common stock held by
  employee stock ownership plan (ESOP)                          (1,703)               (1,703)
Unamortized common stock held by recognition
  and retention plan trust (RRP)                                  (929)                   --
Accumulated other comprehensive loss                            (1,732)               (1,412)
----------------------------------------------------------------------------------------------
  Total stockholders' equity                                    58,212                58,442
    Total liabilities and stockholders' equity               $ 490,022             $ 472,039
----------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements

                           Willow Grove Bancorp, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

(Dollars in thousands, except per share data)

                                                      For the Three Months Ended
                                                             September 30,
                                                      --------------------------
                                                           1999          1998
--------------------------------------------------------------------------------
Interest and dividend income:
  Loans receivable                                       $7,656        $6,748
  Securities, primarily taxable                           1,242           857
--------------------------------------------------------------------------------
    Total interest income                                 8,898         7,605
--------------------------------------------------------------------------------
Interest expense:
  Deposits                                                3,932         3,739
  Borrowings                                                328           215
  Advance payments from borrowers for taxes                   6             8
--------------------------------------------------------------------------------
Total interest expense                                    4,266         3,962
--------------------------------------------------------------------------------
Net interest income                                       4,632         3,643
Provision for loan losses                                   270            90
--------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                                         4,362         3,553
--------------------------------------------------------------------------------
Non-interest income:

  Service charges and fees                                  253           215
  Gain on sale of loans available
    for sale                                                 --            12
  Loan servicing income, net                                  9            73
--------------------------------------------------------------------------------
    Total non-interest income                               262           300
--------------------------------------------------------------------------------
Non-interest expense:
  Compensation and employee benefits                      1,571         1,265
  Occupancy                                                 180           144
  Furniture and equipment                                   108            67
  Federal insurance premium                                  54            50
  Amortization of intangible assets                         103           103
  Data Processing                                           123            95
  Advertising                                                80            68
  Community enrichment                                       38           100
  Other expense                                             508           312
--------------------------------------------------------------------------------
    Total non-interest expense                            2,765         2,204
--------------------------------------------------------------------------------
Income before income taxes                                1,859         1,649
Income taxes                                                652           611
--------------------------------------------------------------------------------
Net income                                               $1,207        $1,038
--------------------------------------------------------------------------------
Earnings per share:
  Basic                                                  $ 0.24            NA
  Diluted                                                  0.24            NA
--------------------------------------------------------------------------------

NA: Earnings per share presentation for periods prior to January 1, 1999 are not applicable.

See accompanying notes to the consolidated financial statements

                           Willow Grove Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

(Dollars in thousands)

                                                                                 For the Three Months Ended September 30,
                                                                                 ----------------------------------------
                                                                                   1999                            1998
-------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities:
  Net income                                                                     $  1,207                        $  1,038
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                      116                              96
    Amortization of premium and accretion of discount, net                             41                             129
    Amortization of intangible assets                                                 103                             103
    Provision for loan losses                                                         270                              90
    Gain on sale of loans available for sale                                           --                             (12)
    Decrease in deferred loan fees                                                     --                              48
    Increase in accrued income receivable                                            (135)                           (177)
    Decrease (increase) in other assets                                               277                             (66)
    (Decrease) increase in accrued interest payable                                  (167)                             18
    Deferred income tax expense (benefit)                                            (189)                             88
    Increase in other liabilities                                                     121                             166
    Originations and purchases of loans available for sale                             --                          (2,865)
    Proceeds from sale of loans available for sale                                     --                           9,368
-------------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                      $  1,644                        $  8,024
-------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Net increase in loans                                                        ($22,275)                       ($ 4,786)
    Purchase of securities available for sale                                          --                          (5,000)
    Proceeds from sales and calls of securities available for sale                  6,506                          12,000
    Principal repayments of securities available for sale                           1,224                           4,877
    Purchase of property and equipment, net                                          (123)                           (171)
-------------------------------------------------------------------------------------------------------------------------
  Net cash (used in) provided by investing activities                            ($14,668)                       $  6,920
-------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net increase in deposits                                                     $    796                        $  2,162
    Net increase (decrease) in FHLB advances with
        original maturity less than 90 days                                        13,000                          (7,000)
    Increase in FHLB advances with original maturity greater than 90 days           7,000                              --
    Repayment of FHLB advances with original maturity greater than 90 days            (72)                             --
    Net decrease in advance payments from borrowers for taxes and insurance        (2,465)                         (2,543)
    Dividends paid                                                                   (186)                             --
    Purchase of RRP shares                                                           (929)                             --
-------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                            $ 17,144                        ($ 7,381)
-------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents                          $  4,120                        $  7,563
Cash and cash equivalents:
    Beginning of period                                                          $  4,889                        $ 18,291
-------------------------------------------------------------------------------------------------------------------------
  End of period                                                                  $  9,009                        $ 25,854
-------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash and cash flow information:
    Interest paid                                                                $  4,433                        $  3,944
    Income taxes paid                                                            $    240                        $    305
-------------------------------------------------------------------------------------------------------------------------
Noncash items:

  Change in unrealized gain (loss) on securities available for sale
    (net of taxes of $189 and ($88) in 1999 and 1998, respectively)              ($   320)                       $    144
  Loans transferred to other real estate owned                                   $    281                              --

See accompanying notes to the consolidated financial statements

                           WILLOW GROVE BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Financial Statement Presentation

      The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period ended June 30, 1999. The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

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

3.    Earnings Per Share

      Earnings per share, basic and diluted, were $0.24 for the three months ended September 30, 1999. For the three-month period ended September 30, 1999, the weighted average number of shares outstanding were 4,951,645 for both basic and diluted shares. No dilutive common stock equivalent shares were awarded during the period. Due to the Bank's recent conversion and formation of the Company, earnings per share for periods prior to January 1, 1999 are not applicable.

4.    Loan Portfolio

      The Bank's Loan Portfolio consisted of the following at the dates indicated:

                                              September 30, 1999                     June 30, 1999
                                        ------------------------------------------------------------------
                                                           Percent of                          Percent of
                                          Amount                Total             Amount             Total
----------------------------------------------------------------------------------------------------------
Mortgage Loans:                                                  (Dollars in Thousands)
Single-family residential               $  238,917              59.6%         $  231,498            61.2%
Multi-family residential                    13,531               3.4%             12,938             3.4%
Commercial real estate                      60,447              15.1%             52,769            13.9%
Construction                                 8,193               2.0%              7,773             2.1%
Home equity                                 58,457              14.6%             54,090            14.3%
----------------------------------------------------------------------------------------------------------
Total mortgage loans                       379,545              94.7%            359,068            94.9%
----------------------------------------------------------------------------------------------------------
Non-mortgage consumer loans                  6,836               1.7%              6,431             1.7%
----------------------------------------------------------------------------------------------------------
Commercial business loans                   14,258               3.6%             13,023             3.4%
----------------------------------------------------------------------------------------------------------
Total loans receivable                     400,639             100.0%            378,522           100.0%
Less:
  Allowance for loan losses                 (3,344)                               (3,138)
  Deferred loan origination fees              (800)                                 (800)
----------------------------------------------------------------------------------------------------------
Loans receivable, net                   $  396,495                            $  374,584
----------------------------------------------------------------------------------------------------------

5.    Securities

      The amortized cost of available-for-sale securities and their estimated fair values at September 30, 1999 and June 30, 1999 are as follows:

                                               At September 30, 1999
-----------------------------------------------------------------------------------
                                                                          Estimated
                                  Amortized   Unrealized  Unrealized        Fair
                                    Cost        Gains       Losses          Value
-----------------------------------------------------------------------------------
Equity Securities:                             (Dollars in Thousands)
  Mutual fund                      $ 8,010       --        ($   95)        $ 7,915
  Federal Home Loan Bank
    of Pittsburgh stock              2,961       --             --           2,961
U.S. Government and
  government agency
  obligations                       32,000       --         (1,388)         30,612
Mortgage-Backed securities:
  Federal Home Loan
    Mortgage Corporation                 2       --             --               2
  Federal National Mortgage
    Association                     22,027       --           (782)         21,245
  Government National
    Mortgage Association             7,526       --           (339)          7,187
Municipal securities                 1,999       --           (146)          1,853
-----------------------------------------------------------------------------------
  Total                            $74,525       --        ($2,750)        $71,775
-----------------------------------------------------------------------------------

                                                    At June 30, 1999
--------------------------------------------------------------------------------------
                                                                             Estimated
                                  Amortized       Unrealized  Unrealized       Fair
                                     Cost            Gains      Losses         Value
--------------------------------------------------------------------------------------
Equity Securities:                                (Dollars in Thousands)
  Mutual fund                      $ 8,010          --        ($   63)        $ 7,947
  Federal Home Loan
    Mortgage Corporation
    common stock                        89          27             --             116
  Federal National
    Mortgage Association
    stock                                8          20             --              28
  Federal Home Loan Bank
    of Pittsburgh stock              2,961          --             --           2,961
U.S. Government and
  government agency
  obligations                       35,000          --         (1,123)         33,877
Mortgage-Backed Securities:
  Federal Home Loan
    Mortgage Corporation                 2          --             --               2
  Federal National Mortgage
    Association                     25,065          --           (740)         24,325
  Government National
    Mortgage Association             9,162          56           (309)          8,909
Municipal securities                 1,999          --           (109)          1,890
--------------------------------------------------------------------------------------
  Total                            $82,296     $   103        ($2,344)        $80,055
--------------------------------------------------------------------------------------

6.    Recent Accounting Pronouncements

      Accounting for Derivative Instruments and Hedging Activities

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended. This statement standardizes the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Statement categorized derivatives used for hedging purposes as either fair value hedges, cash flow hedges, foreign currency fair value hedges, foreign currency cash flow hedges, or hedges of certain foreign currency exposures. The Statement generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, so long as the hedge is effective. Prospective application of SFAS No. 133 is required for all fiscal years beginning after June 15, 2000, however earlier application is permitted. Currently, the Company does not use any derivative instruments nor does it engage in any hedging activities. The Company has not yet determined the impact, if any, of this Statement, including its provisions for the potential reclassification of investment securities, on results of operations, financial condition or equity.

7.    Comprehensive Income

      The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only component of other comprehensive income is the change in the estimated fair value of investment securities available-for-sale.

                                                                   Three Months Ended
                                                                      September 30,
            ----------------------------------------------------------------------------
                                                                   1999           1998
            ----------------------------------------------------------------------------
            Comprehensive income:                                (Dollars in Thousands)
            Net income                                           $ 1,207         $ 1,038
            Other comprehensive income (loss) net of tax:
              Net change in unrealized gain (loss)
                on securities available-for-sale                    (320)            144
              Less: Reclassification adjustments
                for losses included in net income                     --              --
            Other Comprehensive Income (loss)                       (320)            144
            ----------------------------------------------------------------------------
            Comprehensive Income:                                $   887         $ 1,182
            ----------------------------------------------------------------------------

8.    Benefit Plans

      The Company approved its 1999 Stock Option Plan (the "Option Plan") and the 1999 Recognition and Retention Plan (the "RRP") on July 27, 1999 at a special shareholders meeting. Pursuant to the RRP, the Company acquired 89,635 shares at a cost of $929,000. There have been no shares or stock options granted pursuant to these plans at September 30, 1999.

Stock Option Plan

      The Company will account for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock issued to Employees", and related interpretations, as permitted by Statement of Financial Accounting Standards Statement No. 123, "Accounting for Stock-based Compensation." As such, compensation expense will be recognized at the date of an option grant only if the current market price of the underlying stock exceeds the exercise price of the option. Statement No. 123 requires entities which continue to apply the provisions of APB Opinion No. 25 to provide proforma disclosures of net income and earnings per share for stock options granted which proforma disclosures are based on the fair-value based method defined in Statement No. 123.

RRP

      Compensation expense on RRP shares granted will be recognized ratably over the vesting period in an amount which totals the market price of the Company's stock at the date of grant.

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

Changes in Financial Condition

      General. Total assets of the Company increased by $18.0 million or 3.8% to $490.0 million at September 30, 1999 compared to $472.0 million at June 30, 1999. This increase is reflected primarily in an increase of $21.9 million in loans, partially offset by a decrease of $8.3 million in securities available for sale at September 30, 1999 compared to June 30, 1999. The increases in loans were funded by increases of $796,000 in deposits and $19.9 million in Federal Home Loan Bank borrowings.

      Cash and cash equivalents. Cash and cash equivalents amounted to $9.0 million and $4.9 million at September 30, 1999 and June 30, 1999, respectively.

      Assets Available for Sale. At September 30, 1999, the Company's assets available for sale consisted of $71.8 million in securities compared to $80.1 million in securities at June 30, 1999. This decrease in securities was due primarily to normal amortization payments on mortgage-backed securities and the sale of $5.5 million of government agency, mortgage-backed and equity securities during the quarter. The sale of the securities was executed to take advantage of rising interest rates available in the loan portfolio.

      At September 30, 1999 the Company had net unrealized losses on securities available for sale of $2.8 million compared to net unrealized losses on securities available for sale of $2.2 million at June 30, 1999.

      Loans. The net loan portfolio of the Company increased from $374.6 million at June 30, 1999 to $396.5 million at September 30, 1999. The increase in the Company's net loan portfolio was due, in large part, to the Company's continuing efforts to expand its lending activities with a concentrated effort to proportionally expand multi-family, commercial real estate, consumer and business loans.

            During the three months ended September 30, 1999, the Company's single-family residential mortgage loans in portfolio increased by $7.4 million or 3.2%. During the same period, the Company's commercial real estate mortgage loans increased by $7.7 million or 14.5% and its home equity loans increased by $4.4 million or 8.1%. During the quarter, the Company's multi-family residential mortgage loans, outstanding construction loans, and non-mortgage consumer loans all increased modestly. Such changes in the Bank's loan portfolio reflect the

Company's continuing efforts to diversify its loan portfolio and increase its holdings in loans which generally have higher yields and shorter terms to maturity and/or repricing than single-family residential mortgage loans. However, commercial real estate loans, multi-family residential mortgage loans, construction loans, home equity loans and consumer loans all generally are deemed to have increased credit risk characteristics in comparison to single-family residential mortgage loans.

      The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans and other real estate owned.

                                                   September 30, 1999      June 30, 1999
                                                   -------------------------------------
                                                         (Dollars in Thousands)
            Accruing loans 90 days or more
            past due:
              Mortgage loans                             $  205               $    4
                                                         ------               ------
                Total                                       205                    4
            Non-accrual loans:
            Mortgage loans:
              Single-family residential                   1,095                1,006
              Home equity                                    10                   37
            Non-mortgage consumer loans                      26                    8
            Commercial business loans                         9                   13
                                                         ------               ------
              Total                                       1,140                1,064
                                                         ------               ------
            Total non-performing loans                    1,345                1,068
                                                         ------               ------
            Other real estate owned, net                    281                   --
                                                         ------               ------
            Total non-performing assets                  $1,626               $1,068
                                                         ======               ======
            Non-performing loans to total loans            0.41%                0.32%
            Non-performing assets to total assets          0.33%                0.27%

      Intangible Assets. The Company's intangible assets amounted to $1.8 million and $2.0 million at September 30, 1999 and June 30, 1999, respectively. Such assets are comprised of goodwill and a core deposit intangible resulting from the Bank's purchase of three branch offices from another institution in March 1994. The goodwill is being amortized on a straight-line basis over 15 years while the core deposit intangible is being amortized on an accelerated basis over 10 years.

      Other Assets. The Company's other assets were relatively unchanged during the quarter.

      Liabilities. The Company's total liabilities increased by $18.2 million, or 4.4%, to $431.8 million at September 30, 1999 compared to $413.6 million at June 30, 1999. The primary reason for such increase was a $19.9 million increase in Federal Home Loan Bank ("FHLB") advances. The Company`s deposits grew $796,000 during the quarter. The Company continued its efforts in soliciting non-interest checking and business accounts.

      Stockholders' Equity. Total stockholders' equity of the Company amounted to $58.2 million or 11.9% of assets at September 30, 1999 compared to $58.4 million or 12.4% of total assets at June 30, 1999. Total stockholders' equity of the Company included net unrealized losses, net of taxes, of $1.7 million and $1.4 million on securities available for sale at September 30, 1999 and June 30, 1999, respectively. The Company paid a cash dividend aggregating $186,000 during the quarter. The Company executed the repurchase of 89,635 shares for the RRP authorized at the special shareholders meeting on July 27, 1999. The shares were purchased at a market price of $929,000 which is reflected as a contra equity component of stockholders' equity.

      Results of Operations

      General - Net income for the three month September 30, 1999 was $1.2 million. This compares to net income of $1.0 for the respective prior year period. Net income grew as a result of a continuing larger interest-earning asset base in part resulting from the Company's initial public offering in December 1998. The increase in net interest income was partially offset by increases in the provision for loan losses and non-interest expense.

      Net Interest Income - Net interest income is determined by our interest rate spread (i.e., the difference between the yields on interest-earning assets and the rates paid on interest-bearing liabilities) and also the amount of interest-earning assets relative to interest-bearing and non-interest-bearing deposit liabilities.

      For the three months ended September 30, 1999 net interest income increased $989,000 or 27.1% compared to three months ended September 30, 1998. The increase was a result of increases in interest rate spread and ratio of interest-earning assets to interest-bearing liabilities. Specifically, interest rate spread increased seven basis points from 3.06% at September 30, 1998 to 3.13% at September 30, 1999. The average yield on interest-earning assets decreased 21 basis points which was more than offset by a 28 basis point decrease in the rate paid on interest-bearing liabilities. Average interest-earning assets increased $79.1 million or 20.2% from $389.9 million at September 30, 1998 to $469.0 million at September 30, 1999. The increase in interest-earning assets more than offset the increase in interest-bearing liabilities which for the three month period increased on average $48.3 million from September 30, 1998 to September 30, 1999. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 116.05% at September 30, 1998 to 122.02% at September 30, 1999. The combination of an increase in the interest rate spread along with an increase in the ratio of interest-earning assets to interest-bearing liabilities resulted in an increase of the net interest margin from 3.75% at September 30, 1998 to 3.96% at September 30, 1999.

      The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods. Given that the Company had only nominal amounts of tax-exempt investments, the data below is not presented on a tax equivalent basis.


                                                                          Three Months Ended September 30,
                                             ---------------------------------------------------------------------------------------
                                                              1999                                            1998
                                             ---------------------------------------------------------------------------------------
                                                                               Average                                     Average
                                             Average                            Yield/      Average                         Yield/
                                             Balance        Interest             Cost       Balance          Interest        Cost
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:                                    (Dollars in Thousands)
  Loans receivable: (1)
    Mortgage loans                           $367,925       $  7,220             7.85%      $318,889         $  6,498        8.15%
    Non-mortgage consumer loans                 6,582            116             6.99          5,265               85        6.41
    Commercial business loans                  13,236            320             9.59          6,553              165        9.99
                                             --------       --------                        --------         --------
      Total loans                             387,743          7,656             7.83        330,707            6,748        8.10
  Securities                                   75,950          1,215             6.35         43,922              661        5.97
  Other interest-earning assets                 5,263             27             2.04         15,313              196        5.08
                                             --------       --------                        --------         --------
      Total interest-earning assets           468,956       $  8,898             7.53        389,942         $  7,605        7.74
Non-interest-earning assets                    12,142       --------                          10,025         --------
                                             --------                                       --------
      Total assets                           $481,098                                       $399,967
                                             ========                                       ========
Interest-bearing liabilities:
  Deposits:
    NOW and money market accounts            $ 58,257       $    337             2.30       $ 46,133         $    255        2.19
    Savings accounts                           49,577            255             2.04         41,014              218        2.11
    Certificates of deposit                   249,428          3,340             5.31        230,265            3,266        5.63
                                             --------       --------                        --------         --------
      Total deposits                          357,262          3,932             4.37        317,412            3,739        4.67
  Total borrowings                             23,676            328             5.50         15,076              215        5.66
  Total escrows                                 3,398              6             0.70          3,535                8        0.90
                                             --------       --------                        --------         --------
  Total interest-bearing liabilities          384,336       $  4,266             4.40        336,023         $  3,962        4.68
                                                            --------                        --------         --------
Non-interest-bearing liabilities               37,582                                         26,699
                                             --------                                       --------
      Total liabilities                       421,918                                        362,722
Total equity                                   59,180                                         37,245
                                             --------                                       --------
      Total liabilities and equity           $481,098                                       $399,967
                                             --------                                       --------
Net interest-earning assets                  $ 84,620                                       $ 53,919
                                             ========                                       ========
Net interest income/interest rate spread                    $  4,632             3.13%                       $  3,643        3.06%
                                                            ========           ======                        ========      ======
Net interest margin                                                              3.96%                                       3.75%
                                                                               ======                                      ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                      122.02%                                     116.05%
                                                                               ======                                      ======

----------
(1) The average balance of loans receivable includes loans available-for-sale and nonperforming loans, interest on which is recognized on a cash basis.

      Interest Income - Interest income on average loans increased $908,000 or 13.5%. The increase in balances on average loans more than offset the decline in average loan rates. Interest income on average securities increased $554,000 or 83.8%. The increase in average securities balances and increase in average securities rates accounted for the change. The increases in average balances were partially a result of the deployment of proceeds from the Company's December 1998 stock offering.

      Interest Expense - Interest expense on deposit accounts increased $193,000 or 5.2%. The increase in balances on average deposits was partially offset by a decrease in average deposit rates. Interest expense on borrowings increased $113,000 or 52.6%. The increase in borrowings was partially offset by a decrease in average borrowing rates. Management has continued to be competitive with interest rates paid on deposits. Savings balances continue to increase during the three months ended September 30, 1999 due to the Company's continued promotional efforts to attract new customers during the period.

      Provision for Loan Losses - The Company's provision for loan losses was $270,000 for the three month period ended September 30, 1999. This compares to the provision for loan losses of $90,000 for the same period of the prior year. The increase is a result of continued loan growth and the Company's desire to allocate appropriate provisions given the inherent risk of a diversifying loan portfolio, and the replenishment of loan loss reserves for current period charge-offs.

                                                                  For the Three Months Ended
                                                                         September 30,
                                                                  --------------------------
                                                                    1999               1998
      --------------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)
      Allowance at beginning of period                             $3,138             $2,665
                                                                   ------             ------
      Provisions                                                      270                 90
        Charge-offs:
          Mortgage loans                                               51                 --
          Non-mortgage consumer loans                                  13                 --
          Commercial business loans                                    --                 --
                                                                   ------             ------
            Total charge-offs                                          64                 --
        Recoveries                                                     --                 --
                                                                   ------             ------
      Allowance at end of period                                   $3,344             $2,755
                                                                   ======             ======
      Allowance for loan losses to total nonperforming
        loans at end of period                                     206.80%            196.36%
                                                                   ======
      Allowance for loan losses net of deferred fees to
        loans at end of period                                       0.83%              0.83%
                                                                   ======             ======
      Ratio of charge-offs to average loans                          0.02%               N/A
                                                                   ======             ======

      Non-interest Income - Non-interest income decreased $38,000 for the three months ended September 30, 1999 as compared to the same respective period in the prior year. The three month period decrease was due primarily to net loan servicing income, which declined $64,000 from the respective prior year period. Net loan servicing income declined due to a reduction in mortgage servicing rights recognized as a result of reduced mortgage loan sale activity. The decline in servicing income was partially offset by an increase of $38,000 in other service charges and fees for the three months ended September 30, 1999.

      Non-interest Expense - Non-interest expense increased $531,000 for the three months ended September 30, 1999 compared to the same period in the prior year. Compensation and employee benefits expense increased due to general increases in salary levels and benefits and in the number of employees at the Company resulting from the operation of two additional banking offices and an expanding lending function as part of the Company's loan diversification plan. Furniture and fixture expense increases were the result of management's continuing efforts to update equipment and facilities and the opening of its eighth and ninth full-service banking offices. Data processing costs increased due to general increased levels of numbers of accounts and testing, preparation and equipment replacement for Year 2000 contingencies. Other operating expenses increased as a result of a operational expenses of servicing increasing loan and deposit portfolio's as well as professional costs associated with the operation of a public company.

      Income Tax Expense - The provision for income taxes for the three month period ended September 30, 1999 was comparable to the first quarter of fiscal 1999.

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

      Liquidity management is both a daily and long term function of business management. Excess liquidity is generally invested in short-term investments such as U.S. Treasury Securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities. At September 30, 1999, the total approved investment and loan origination commitments outstanding amounted to $23.3 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1999 totaled $167.4 million. Investment securities scheduled to mature in one year or less at September 30, 1999 totaled $1.0 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company is required to maintain a minimum of 4% of its assets in regulatory eligible liquid investments. As of September 30, 1999, the Company had 20.3% in eligible liquid investments. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

Capital

      At September 30, 1999 and June 30, 1999, the Bank had regulatory capital which was well in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank's actual capital levels are detailed below:

                                                                                                            To be Well
                                                                                 For Capital              Capitalized Under
                                                                                   Adequacy               Prompt Corrective
                                                  Actual Capital                   Purposes               Action Provisions
                                               ------------------------------------------------------------------------------
                                               Amount        Ratio          Amount          Ratio        Amount        Ratio
      -----------------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
      As of September 30, 1999:
      Tangible capital
      (to tangible assets)                     $46,590         9.5%         $ 7,352          1.5%        $ 9,803         2.0%
      Core Capital
      (to adjusted tangible assets)             46,590         9.5           19,602          4.0          24,502         5.0
      Tier 1 capital
      (to risk-weighted assets)                 46,590        16.2              N/A          N/A          17,278         6.0
      Risk-based capital
      (to risk-weighted assets)                 49,934        17.3           23,037          8.0          28,797        10.0
      As of June 30, 1999:
      Tangible capital
      (to tangible assets)                     $46,180         9.8          $ 7,079          1.5         $ 9,438         2.0
      Core capital
      (to adjusted tangible assets)             46,180         9.8           18 855          4.0          23,568         5.0
      Tier 1 capital
      (to risk-weighted assets)                 46,180        16.9              N/A          N/A          16,352         6.0
      Risk-based capital
      (to risk-weighted assets)                 49,318        18.1           21,803          8.0          27,253        10.0

Year 2000 Considerations

      In order to be ready for the year 2000 (the "Year 2000 Issue"), we have developed a Year 2000 Action and Assessment Plan (the "Action Plan") which was presented to the Board of Directors in February 1999. The Action Plan was developed using the guidelines outlined in the Federal Financial Institutions Examination's Council's "The Effect of 2000 on Computer Systems." Our Board of Directors assigned responsibility for the Action Plan to our Year 2000 Committee which reports to the board on a quarterly basis. The Action Plan recognizes that our operating, processing and accounting operations are computer reliant and could be affected by the Year 2000 Issue. Our Action Plan addressed the potential impact of the Year 2000 Issue on both our Information Technology ("IT") systems and non-IT systems (such as security, elevators, heating and air-conditioning, telephone, check-signing equipment, etc.) Pursuant to our Action Plan, we have reviewed our IT systems and non-IT systems and equipment for Year 2000 readiness and believe that we have identified all equipment which needs to be upgraded or replaced. Commencing in early 1998, we began a program of upgrading or replacing all such equipment in order to ensure that our equipment is Year 2000 compliant on or before December 31, 1999. We are primarily reliant on third party vendors for our computer output and processing, as well as other significant non-IT functions and services (i.e. securities safekeeping services, securities pricing information, etc.) The Year 2000 Committee is currently working with these third party vendors to assess their Year 2000 readiness. Such vendors generally are reluctant to guarantee or provide firm assurance that their products will be Year 2000 compliant in a timely fashion. Instead, our approach has been that we are primarily responsible for identifying and correcting Year 2000 compliance issues. A major factor in our operations is the data processing software which is used on a company-wide basis. A third party vendor maintains such software. We have been working closely with this vendor, whose clients include many depository institutions, in an effort to ensure Year 2000 preparedness. In this respect, we have on three occasions during non-banking hours, tested our operation systems, both IT and non-IT system for Year 2000 readiness. These tests revealed only minor problems all of which we believe been corrected as of September 30, 1999. Based upon our initial assessment, we presently believe that with the planned modifications to existing software and hardware and planned conversions to new software and hardware, our third party vendors are taking the appropriate steps to ensure critical systems will function properly. Our Action Plan calls for monitoring all of the software vendors and as of September 30, 1999, all vendors appear to be Year 2000 compliant. As of September 30, 1999, we have completed the awareness, assessment, renovation and validation phases of our Year 2000 Action Plan. We currently are completing the implementation phase which includes replacing certain equipment identified as not being Year 2000 compliant. We are approximately 75% complete on this implementation phase. While no assurance can be given as to actual systems operations upon the turn of the century, based upon information currently known to us and upon consideration of our testing efforts to date, we believe that in the worst case scenario, we will suffer only a slight interruption of business practices as a result of minor application failures of our IT and non-IT systems and software as a result of the Year 2000. However, if appropriate modifications and conversions are not made, or not completed on a timely basis, the Year 2000 Issue could have a material impact on our operations.

      The results from the Year 2000 mailing to our commercial customers indicated that commercial customers that use software have or will update their software packages by December 31, 1999. Many of the customers use outsource services such as payroll companies who are assuring their customers that they are Year 2000 compliant. It has been determined that none of our customers appear to be facing a high risk of business disruption because of technological defaults.

      We have completed a company-wide Year 2000 contingency plan. Individual contingency plans concerning specific software and hardware issues have been formulated for specific departments. These plans include the identification of our operations that can be done on a manual basis or with stand-alone personal computers and printers. We have identified telephone lines which should not be affected by any Year 2000 problems and have also identified alternative power sources.

      Additionally, we have established a Year 2000 Business Resumption Plan to specifically address a situation where telephone communication is not available for whatever reason. This plan is divided into three contingencies. Contingency A makes the assumption we are able to complete all banking functions "as usual" utilizing normal procedures and security measures. Contingency B prepares for a situation in which we have no communication with our primary third-party service bureau for a period of from one hour to one day. Contingency C addresses the situation in which we have no communication with our primary third-party service bureau for more than one day.

      Third party vendors are primarily absorbing the costs of modifications to our existing software; however we have recognized the need to purchase new software and hardware. Currently, we estimate that the total cost including hardware, software and other issues will be $300,000 to complete the Year 2000 project. Through September 30, 1999, approximately $252,000 has been expended for the Year 2000 project. It is anticipated that the remaining $48,000 will be expended over the next three months.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's audited financial statements included in the Company's Annual Report to stockholders for the year ended June 30, 1999. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon the market value of the Company's portfolio equity. Based on, among other factors, such reviews, management believes that there are no material change in the market risk of the Company's asset and liability position since its audited annual report of June 30, 1999.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

      The Company is involved in routine legal proceedings in the normal course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of the Company.

Item 2. Use of Proceeds From Registered Securities

      Not applicable.

Item 3. Defaults Upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

a. A Special Meeting of Stockholders ("Special Meeting") of the Company was held on July 27, 1999.

b.    Not applicable.

c. There were 5,143,487 shares of common stock of the Company eligible to be voted at the Special Meeting, and 4,448,109 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Special Meeting and the vote for each proposal were as follows:

      1.    Proposal to approve the Company's 1999 Stock Option Plan:

               For                      Against                   Abstain
               ---                      -------                   -------
            4,180,506                   238,127                    15,796

      2. Proposal to adopt the Company's 1999 Recognition and Retention Plan and Trust Agreement:

               For                      Against                   Abstain
               ---                      -------                   -------
            4,153,490                   250,238                    30,701

d.    Not applicable.

Item 5. Other Information

      Not applicable.

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

                                    WILLOW GROVE BANCORP, INC.


Date: November 15, 1999             By: /s/ Frederick A. Marcell, Jr.
                                        ------------------------------------
                                        Frederick A. Marcell, Jr.
                                        President and Chief Executive Officer


Date: November 15, 1999            By: /s/ John J. Foff, Jr.
                                       -----------------------------------------
                                       John J. Foff, Jr., Senior Vice President,
                                       Chief Financial Officer and Treasurer