Form 10-Q
period 1999-12-31
WILLOW GROVE BANCORP INC
filed 2000-02-11
CIK 1070543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1999

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to ____________

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

The Registrant had 5,143,487 shares of Common Stock issued and outstanding as of February 11, 2000.

                           WILLOW GROVE BANCORP, INC.

                                      INDEX

                                                                       Page No.
                                                                       --------
PART I      FINANCIAL INFORMATION

      Item 1.     Financial Statements (unaudited)......................     3

                  Consolidated Statements of Financial Condition at
                  December 31, 1999 and June 30, 1999...................     3

                  Consolidated Statements of Operations -  For the
                  Three and Six Months Ended December 31, 1999 and 1998.     4

                  Consolidated Statements of Cash Flows - For the Six
                  Months Ended December 31, 1999 and 1998...............     5

                  Notes to Consolidated Financial Statements............     6

      Item 2.     Management's Discussion and Analysis..................    10

      Item 3.     Quantitative and Qualitative Disclosures about Market
                  Risk..................................................    18

PART II     OTHER INFORMATION

      Item 1.     Legal Proceedings.....................................    18

      Item 2.     Changes in Securities and Use of Proceeds.............    18

      Item 3.     Defaults upon Senior Securities.......................    18

      Item 4.     Submission of Matters to a Vote of Security Holders...    18

      Item 5.     Other Information.....................................    19

      Item 6      Exhibits and Reports on Form 8-K......................    19

                           Willow Grove Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

(Dollars in thousands, except share data)

                                                                                    December 31,    June 30,
Assets                                                                                  1999          1999
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents:
      Cash on hand and non-interest bearing deposits                                  $   6,619    $   3,447
      Interest-bearing deposits                                                           5,578        1,442
                                                                                      ----------------------
      Total cash and cash equivalents                                                    12,197        4,889
Securities available for sale (amortized cost of $76,842 and $82,296, respectively)      72,986       80,055
Loans (net of allowance for loan losses of $3,711 and $3,138, respectively)             424,555      374,584
Accrued income receivable                                                                 2,465        2,519
Property and equipment, net                                                               5,412        5,135
Intangible assets                                                                         1,744        1,950
Other assets                                                                              3,825        2,907
------------------------------------------------------------------------------------------------------------
       Total Assets                                                                   $ 523,184    $ 472,039
------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Deposits                                                                              $ 407,687    $ 390,681
Federal Home Loan Bank (FHLB) advances                                                   50,784       14,986
Advance payments from borrowers for taxes                                                 3,334        4,403
Accrued interest payable                                                                    586          706
Other liabilities                                                                         2,172        2,821
                                                                                      ----------------------
Total Liabilities                                                                       464,563      413,597
Commitments and contingencies
Stockholders' equity:
       Common stock, $0.01 par value; (25,000,000
       authorized; 5,143,487 issued and
       outstanding as of  December 31, and June 30, 1999)                                    51           51
Additional paid-in capital                                                               22,288       22,295
Retained earnings                                                                        41,282       39,211
Unallocated common stock held by                                                         (1,673)      (1,703)
      employee stock ownership plan (ESOP)
Unamortized common stock held by recognition                                               (898)          --
      and retention plan trust (RRP)
Accumulated other comprehensive income (loss)                                            (2,429)      (1,412)
Total stockholders' equity                                                               58,621       58,442
                                                                                      ----------------------
Total liabilities and stockholders' equity                                            $ 523,184    $ 472,039
------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements

                           Willow Grove Bancorp, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

(Dollars in thousands, except per share data)

                                                                                      For the
                                                 For the Three Months Ended       Six Months Ended
                                                         December 31                 December 31
                                                 --------------------------     --------------------
                                                           1999        1998         1999        1998
---------------------------------------------------------------------------     --------------------
Interest and dividend income:
   Loans                                                $ 8,174     $ 6,697      $15,830     $13,445
   Securities, primarily taxable                          1,161       1,058        2,403       1,914
----------------------------------------------------------------------------------------------------
      Total interest income                             $ 9,335     $ 7,755      $18,233     $15,359
----------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                             $ 4,090     $ 3,955      $ 8,023     $ 7,695
   Borrowings                                               509         180          837         395
   Advance payment from borrowers for taxes                   4           5            9          12
----------------------------------------------------------------------------------------------------
Total interest expense                                  $ 4,603     $ 4,140      $ 8,869     $ 8,102
----------------------------------------------------------------------------------------------------
Net interest income                                       4,732       3,615        9,364       7,257
Provision for loan losses                                   221         140          491         230
----------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses     $ 4,511     $ 3,475      $ 8,873     $ 7,027
----------------------------------------------------------------------------------------------------
Non-interest income:
     Service charges and fees                           $   262     $   211      $   514     $   426
     Gain(loss) on sale of loans available for sale          --          (1)          --          11
     Loan servicing income, net                              13          69           22         141
----------------------------------------------------------------------------------------------------
Total non-interest income                               $   275     $   279      $   536     $   578
----------------------------------------------------------------------------------------------------
Non-interest expense:
     Compensation and employee benefits                 $ 1,698     $ 1,300      $ 3,269     $ 2,564
     Occupancy                                              218         136          397         280
     Furniture and equipment                                114          75          222         143
     Federal insurance premium                               57          49          111         100
     Amortization of intangible assets                      103         103          205         205
     Data processing                                        125         105          248         200
     Advertising                                             89         122          168         190
     Foundation expense                                      --         896           --         896
     Community enrichment                                    37          --           75         100
     Other expense                                          464         407          974         719
----------------------------------------------------------------------------------------------------
Total non-interest expense                              $ 2,905     $ 3,193      $ 5,669     $ 5,397
----------------------------------------------------------------------------------------------------
Income before income taxes                              $ 1,881     $   561      $ 3,740     $ 2,208
Income taxes                                                665         226        1,317         837
----------------------------------------------------------------------------------------------------
Net Income                                              $ 1,216     $   335      $ 2,423     $ 1,371
====================================================================================================
Earnings per share:
     Basic                                              $  0.25          NA      $  0.49          NA
    Diluted                                             $  0.24          NA      $  0.49          NA

NA: Earnings per share presentation for periods prior to January 1, 1999 are not applicable.

See accompanying notes to the consolidated financial statements

                           Willow Grove Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
(Dollars in thousands)

                                                                           For the Six Months Ended December 31,
                                                                           -------------------------------------
                                                                                           1999           1998
----------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities:
Net income                                                                               $  2,423       $  1,371
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                              255            192
    Amortization of premium and accretion of discount, net                                      6             42
    Amortization of intangible assets                                                         205            205
    Foundation expense                                                                         --            896
    Provision for loan losses                                                                 491            230
    Gain on sale of loans available for sale                                                   --            (11)
    Increase(decrease) in deferred loan fees                                                  103           (228)
    Decrease in accrued income receivable                                                      54            117
    (Increase)decrease in other assets                                                       (323)           485
    Decrease in accrued interest payable                                                     (120)           (24)
    Deferred income tax benefit                                                                --           (304)
    Decrease in other liabilities                                                            (649)          (612)
    Expense related to ESOP & RRP shares                                                       55             --
    Originations and purchases of loans available for sale                                     --         (2,865)
    Proceeds from sale of loans available for sale                                             --         15,028
----------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                              $  2,500       $ 14,522
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Net increase in loans                                                                 (50,843)       (18,137)
    Purchase of securities available for sale                                              (3,981)       (53,521)
    Proceeds from sales and calls of securities available for sale                          6,506         17,000
    Principal repayments of securities available for sale                                   2,923          9,203
    Proceeds from sale of other real estate owned                                             281             --
    Purchase of property and equipment, net                                                  (532)          (275)
----------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                                  $(45,646)      $(45,730)
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net increase in deposits                                                               17,006         23,265
    Net increase (decrease) in FHLB advances with
        original maturity less than 90 days                                                28,000         (7,000)
    Increase in FHLB advances with original maturity greater than 90 days                  17,000             --
    Repayment of FHLB advances with original maturity greater than 90 days                 (9,202)        (2,000)
    Net decrease in advance payments from borrowers for taxes                              (1,069)        (1,374)
    Dividends paid                                                                           (352)            --
    Purchase of RRP shares                                                                   (929)            --
    Proceeds from stock issuance, net                                                          --         19,656
----------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                              $ 50,454       $ 32,547
----------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                $  7,308       $  1,339
Cash and cash equivalents:
Beginning of period                                                                         4,889         18,291
----------------------------------------------------------------------------------------------------------------
End of period                                                                            $ 12,197       $ 19,630
----------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash and cash flow information:
    Interest paid                                                                           8,989          8,126
    Income taxes paid                                                                       1,610          1,190
Non-cash items:
    Change in unrealized gain (loss) on securities available for sale                      (1,615)            61
    (net of taxes of $598 and $(39) in 1999 and 1998, respectively)
    Loans transferred to other real estate owned                                              281             --

See accompanying notes to the consolidated financial statements

                           WILLOW GROVE BANCORP, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

2. Summary of Significant Accounting Policies

      On December 23, 1998, Willow Grove Bancorp, Inc. (the "Company") completed the reorganization of Willow Grove Bank, a federally chartered mutual savings bank ("Willow Grove" or the "Bank"), into the federal mutual holding company form of ownership, whereby the Bank converted into a federally chartered stock savings bank as a wholly owned subsidiary of the Company, and the Company became a majority-owned subsidiary of Willow Grove Mutual Holding Company, a federally chartered mutual holding company (the "MHC") (collectively, the "Reorganization"). In connection with the Reorganization, the Company sold 2,240,878 shares of Company common stock, par value $0.01 per share ("Company Common Stock") at $10.00 per share, which net of issuance costs generated proceeds of $21.4 million, including shares issued to the employee stock ownership plan ("ESOP"). The Company also issued 2,812,974 shares of Company Common Stock to the MHC. As an integral part of the Reorganization and in furtherance of Willow Grove's commitment to the communities that it serves, Willow Grove and the Company established a charitable foundation known as the Willow Grove Foundation (the "Foundation") and contributed 89,635 shares to the Foundation during fiscal 1999. The Foundation provides funding to support charitable causes and community development activities which complements Willow Grove's existing community activities. In addition, the Company established an ESOP for the employees of the Company and the Bank which became effective with the completion of the Reorganization.

      Additional information regarding the Reorganization is included in the Company's Registration Statement on Form S-1 filed on September 18, 1998, as amended.

3. Earnings Per Share

      Earnings per share, basic and diluted, were $0.25 and $0.24, respectively, for the three months ended December 31, 1999. Earnings per share, basic and diluted, were $0.49 and $0.49, respectively, for the six months ended December 31, 1999. Due to the Bank's recent conversion and formation of the Company, earnings per share for periods prior to January 1, 1999 are not applicable.

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

                  For the Three Months Ended December 31, 1999
                 (Dollars in thousands, except per share data)

                                                            Net Income
                                                           Allocable To
                                                              Common                           Per Share
                                                           Stockholders          Shares          Amount
--------------------------------------------------------------------------------------------------------
Weighted average common stock outstanding                                       4,874,582
Allocated ESOP shares                                                              10,458
--------------------------------------------------------------------------------------------------------
Basic earnings per share                                     $ 1,208            4,885,040       $ 0.25
Effect of allocated RRP shares                                                     64,538
Effect of dilutive stock options                                                    2,048
--------------------------------------------------------------------------------------------------------
Diluted earnings per share                                   $ 1,208            4,951,626       $ 0.24

                   For the Six Months Ended December 31, 1999
                  (Dollars in thousands, except per share data)

                                                            Net Income
                                                           Allocable To
                                                              Common                           Per Share
                                                           Stockholders          Shares          Amount
--------------------------------------------------------------------------------------------------------
Weighted average common stock outstanding                                       4,905,817
Allocated ESOP shares                                                               8,964
--------------------------------------------------------------------------------------------------------
Basic earnings per share                                     $ 2,415            4,914,781       $ 0.49
Effect of allocated RRP shares                                                     33,126
Effect of dilutive stock options                                                    2,048
--------------------------------------------------------------------------------------------------------
Diluted earnings per share                                   $ 2,415            4,949,955       $ 0.49

Net income allocable to common stockholders differs from net income due to dividends paid on RRP shares.

4. Loan Portfolio

      The Bank's loan portfolio consisted of the following at the dates indicated:

                                        December 31, 1999                  June 30, 1999
                                   ---------------------------       --------------------------
(Dollars in thousands)                           Percentage of                    Percentage of
                                      Amount         Total             Amount         Total
-----------------------------------------------------------------------------------------------
Mortgage loans:
Single-family residential           $ 244,021         56.8%          $ 231,498          61.2%
Multi-family residential               13,239          3.1%             12,938           3.4%
Commercial real estate                 73,508         17.1%             52,769          13.9%
Construction                            9,316          2.2%              7,773           2.1%
Home Equity                            63,430         14.8%             54,090          14.3%
-----------------------------------------------------------------------------------------------
Total mortgage loans                $ 403,514         94.0%          $ 359,068          94.9%
-----------------------------------------------------------------------------------------------
Non-mortgage consumer loans             7,588          1.8%              6,431           1.7%
Commercial business loans              18,067          4.2%             13,023           3.4%
-----------------------------------------------------------------------------------------------
Total loans receivable              $ 429,169        100.0%          $ 378,522         100.0%
Less:
    Allowance for loan losses          (3,711)                          (3,138)
    Deferred loan origination fees       (903)                            (800)
-----------------------------------------------------------------------------------------------
Loans receivable, net               $ 424,555                        $ 374,584
-----------------------------------------------------------------------------------------------

5. Securities

      The amortized cost of available-for-sale securities and their estimated fair values at December 31, 1999 and June 30, 1999 are as follows:

                                                                       December 31, 1999
                                                     -------------------------------------------------------
                                                     Amortized     Unrealized     Unrealized     Estimated
                                                        Cost          Gains         Losses      Market Value
------------------------------------------------------------------------------------------------------------
                                                                    (Dollars in Thousands)
Equity Securities:
Mutual Fund                                           $ 8,010        $    --        $  (103)        $ 7,907
FHLB of Pittsburgh stock                                2,961             --             --           2,961
FHLMC common stock                                         92              2             --              94
US Government and government agency securities         33,000             --         (2,071)         30,929
Mortgage Backed Securities:
Federal Home Loan Mortgage Corp.                            2             --             --               2
Federal National Mortgage Association                  21,382                        (1,040)         20,342
Government National Mortgage Association                9,395             --           (471)          8,924
Municipal Securities                                    2,000             --           (173)          1,827
------------------------------------------------------------------------------------------------------------
Total                                                 $76,842        $     2        $(3,858)        $72,986
============================================================================================================

                                                                         June 30, 1999
                                                     -------------------------------------------------------
                                                     Amortized      Unrealized     Unrealized    Estimated
                                                        Cost           Gains         Losses     Market Value
------------------------------------------------------------------------------------------------------------
                                                                    (Dollars in Thousands)
Equity Securities:
Mutual Fund                                           $ 8,010        $    --        $   (63)        $ 7,947
FHLB of Pittsburgh stock                                2,961             --             --           2,961
FHLMC common stock                                         89             27             --             116
FNMA common stock                                           8             20             --              28
US Government and government agency securities         35,000             --         (1,123)         33,877
Mortgage Backed Securities:
Federal Home Loan Mortgage Corp.                            2             --             --               2
Federal National Mortgage Association                  25,065             --           (740)         24,325
Government National Mortgage Association                9,162             56           (309)          8,909
Municipal Securities                                    1,999             --           (109)          1,890
------------------------------------------------------------------------------------------------------------
Total                                                 $82,296        $   103        $(2,344)        $80,055
============================================================================================================

6. Recent Accounting Pronouncements

      Accounting for Derivative Instruments and Hedging Activities

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or an unrecognized firm commitment, (b) a hedge of an exposure to variable cash flows of a forecasted transaction, or (c) a hedge of a foreign currency exposure. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier adoption is permitted. The Company has not yet determined the impact, if any, of this statement, including its provisions for the potential reclassification of investment securities, on operations, financial condition, and equity. However, the Company currently has no derivatives covered by this statement and currently conducts no hedging activities.

7. Comprehensive Income

      The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only component of other comprehensive income is the change in the estimated fair value of investment securities available-for-sale.

                                                      Three Months Ended               Six Months Ended
(Dollars in thousands)                                    December 31,                   December 31,
-----------------------------------------------------------------------------------------------------------
                                                      1999            1998            1999           1998
-----------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                          $ 1,216         $   335         $ 2,423         $ 1,371
Other comprehensive income (loss) net of tax
    Net change in unrealized gain (loss)               (697)            (82)         (1,017)             61
-----------------------------------------------------------------------------------------------------------
Comprehensive income:                               $   519         $   253         $ 1,406         $ 1,432
-----------------------------------------------------------------------------------------------------------

8. Benefit Plans

      The Company approved its 1999 Stock Option Plan (the "Option Plan") and the 1999 Recognition and Retention Plan and Trust Agreement (the "RRP") on July 27, 1999 at a special shareholders meeting.

      RRP

      Pursuant to the RRP, the Company acquired 89,635 shares at a cost of $929,000. On October 26, 1999, 89,635 shares were awarded to directors and management from the RRP Trust. Compensation expense on RRP shares granted is recognized ratably over the vesting period in an amount which totals the market price of the Company's stock at the date of grant. As of December 31, 1999, no granted shares were vested pursuant to the terms of the Plan. For the three-month period ended December 31, 1999, the Company recognized $27,000 of compensation expense related to the RRP.

      Stock Option Plan

      On October 26, 1999, 167,100 stock options were awarded to directors, management and key employees of the Company. The Company accounts for its Option Plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock-based Compensation." As such, compensation expense is recognized at the date of an option grant only if the current market price of the underlying stock exceeds the exercise price of the option.

Item 2. Management's Discussion and Analysis

      This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

Changes in Financial Condition

      General. Total assets of the Company increased by $51.2 million or 10.8% to $523.2 million at December 31, 1999 compared to $472.0 million at June 30, 1999. This increase is reflected primarily in an increase of $50.0 million in loans, partially offset by a decrease of $7.1 million in securities available for sale at December 31, 1999 compared to June 30, 1999. The increases in loans were funded by increases of $17.0 million in deposits and $35.8 million in Federal Home Loan Bank ("FHLB") borrowings.

      Cash and cash equivalents. Cash and cash equivalents amounted to $12.2 million and $4.9 million at December 31, 1999 and June 30, 1999, respectively. Cash increases at December 31, 1999 were partially due to increases in vault balances for potential Y2K related withdrawals.

      Assets Available for Sale. At December 31, 1999, the Company's assets available for sale consisted of $73.0 million in securities compared to $80.1 million in securities at June 30, 1999. This decrease in securities was due primarily to normal amortization payments on mortgage-backed securities and the sale of $5.5 million of government agency, mortgage-backed and equity securities during the previous quarter. The sale of the securities was executed to take advantage of the demand for higher yielding loans.

      At December 31, 1999 the Company had unrealized losses on securities available for sale of $3.9 million compared to unrealized losses on securities available for sale of $2.2 million at June 30, 1999.

      Loans. The net loan portfolio of the Company increased from $374.6 million at June 30, 1999 to $424.6 million at December 31, 1999. The increase in the Company's net loan portfolio was due, in large part, to the Company's continuing efforts to expand its lending activities with a concentrated effort to expand multi-family, commercial real estate, consumer and business loans.

      During the six months ended December 31, 1999, the Company's single-family residential mortgage loans in portfolio increased by $12.5 million or 5.4%. During the same period, the Company's commercial real estate mortgage loans increased by $20.7 million or 39.3%, construction loans increased $1.5 million or 19.9%, multi-family loans increased $301,000 or 2.3% and home equity loans increased $9.3 million or 17.3%. Additionally the Company's non-mortgage consumer loans increased $1.2 million or 18.0% and commercial business loans increased $5.0 million or 38.7 %. Such changes in the Bank's loan portfolio reflect the Company's continuing efforts to diversify its loan portfolio and increase its holdings in loans which generally have higher yields and shorter terms to maturity and/or repricing than single-family residential mortgage loans. However, commercial real estate loans, multi-family residential mortgage loans, construction loans, home equity loans and consumer loans all generally are deemed to have increased credit risk characteristics in comparison to single-family residential mortgage loans.

      The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans and other real estate owned.

                                                             December 31       June 30
                                                                 1999            1999
                                                             --------------------------
                                                                 (Dollars in Thousands)
Accruing loans past due 90 days or more
  Mortgage loans                                               $   --           $    4
                                                               ------           ------
      Total                                                    $   --           $    4
                                                               ------           ------
Non-accrual loans:
  Mortgage loans
    Single-family residential                                  $1,111           $1,006
    Home Equity                                                     1               37
  Non-mortgage consumer loans                                      --                8
  Commercial business loans                                         4               13
                                                               ------           ------
      Total                                                    $1,116           $1,064
                                                               ------           ------
Total non-performing loans                                     $1,116           $1,068
                                                               ------           ------
Total non-performing assets                                    $1,116           $1,068
                                                               ------           ------
Non-performing loans to total loans, net of deferred fees        0.26%            0.29%
Non-performing assets to total assets                            0.21%            0.23%

      Intangible Assets. The Company's intangible assets amounted to $1.7 million and $2.0 million at December 31, 1999 and June 30, 1999, respectively. Such assets are comprised of goodwill and a core deposit intangible resulting from the Bank's purchase of three branch offices from another institution in March 1994. The goodwill is being amortized on a straight-line basis over 15 years while the core deposit intangible is being amortized over 10 years.

      Other Assets. The Company's other assets increased $918,000 or 31.6% to $3.8 million at December 31, 1999 compared to $2.9 million at June 30, 1999. The primary reason for this increase was due to an increase in the Company's deferred tax asset.

     Liabilities. The Company's total liabilities increased by $51.0 million, or 12.3%, to $464.6 million at December 31, 1999 compared to $413.6 million at June 30, 1999. The primary reason for such increase was a $35.8 million increase in FHLB advances and increases in deposits of $17.0 million. The Company continued its efforts in soliciting non-interest checking and business accounts.

     Stockholders' Equity. Total stockholders' equity of the Company amounted to $58.6 million or 11.2% of assets at December 31, 1999 compared to $58.4 million or 12.4% of total assets at June 30, 1999. Total stockholders' equity of the Company included net unrealized losses, net of taxes, of $2.4 million and $1.4 million on securities available for sale at December 31, 1999 and June 30, 1999, respectively. The Company paid cash dividends, $0.09 and $0.08 per share during the quarter ended December 31, 1999 and September 30, 1999, respectively. These regular dividends totaled $352,000. The Company executed the repurchase of 89,635 of Company Common Stock shares for the RRP authorized at the special shareholders meeting on July 27, 1999. The shares were purchased at a market price of $929,000. The unamortized cost of these shares is reflected as a contra equity component of stockholders' equity and these shares are being amortized over the five year vesting period.

     Results of Operations

     General - Net income for the three month and six month periods ended December 31, 1999 was $1.2 million and $2.4 million, respectively. This compares to net income of $335,000 and $1.4 million for the respective prior year periods. Net interest income grew as a result of a continuing larger interest-earning asset base in part resulting from the Company's initial public offering in December 1998. For the three-month period ended December 31, 1999, net income improved as a result of reduction in non-interest expense compared to the same period in the prior year. For the six-month period ended December 31, 1999 net interest income was partially offset by increases in the provision for loan losses and non-interest expense compared to the six months ended December 31, 1998.

     Net Interest Income - Net interest income is determined by our interest rate spread (i.e., the difference between the yields on interest-earning assets and the rates paid on interest-bearing liabilities) and also the amount of interest-earning assets relative to interest-bearing and non-interest-bearing deposit liabilities.

     For the three-month and six-month periods ended December 31, 1999, net interest income increased $1.1 million and $2.1 million or 30.9% and 29.0%, respectively, compared to the three-month and six-month periods ended December 31, 1998. The increase was a result of increases in interest rate spread and ratio of interest-earning assets to interest-bearing liabilities. Specifically, the interest rate spread increased twenty-three basis points from 2.81% to 3.04% and fifteen basis points from 2.93% to 3.08% for the three-month and six-month periods ended December 31, 1999, respectively, compared to the same periods in the prior year.

      Average interest-earning assets increased $82.0 million and $80.5 million or 20.0% and 20.1% for the three-month and six-month periods ended December 31, 1999, respectively, compared to the periods in the prior year. The increase in interest-earning assets more than offset the increase in interest-bearing liabilities which for the three-month and six-month periods ended December 31, 1999 increased on average $57.2 million and $52.8 million, respectively, over the same period one year ago. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 120.85% and 121.42 % for the three-month and six-month periods ended December 31, 1999, respectively, compared to 117.15% and 116.65% for the respective prior year periods. The combination of increases in interest rate spread and ratio of interest earning assets to interest bearing liabilities resulted in an increase in our net interest margin. Net interest margin increased thirty-one basis points and twenty-seven basis points for the comparative three-month and six-month periods ended December 31, 1999 and December 31, 1998, respectively.

      The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods. Given that the Company had only nominal amounts of tax-exempt investments, the data below is not presented on a tax equivalent basis:

                                                              Three Months Ended December 31,
                                           -----------------------------------------------------------------------
                                                            1999                                 1998
                                           ---------------------------------   -----------------------------------
                                                                   (Dollars in Thousands)
                                                                    Average                               Average
                                            Average                 Yield/       Average                  Yield/
                                            Balance     Interest     Cost        Balance     Interest      Cost
                                            -------     --------     ----        -------     --------      ----
Interest Earning Assets:
Loans Receivable :
  Mortgage loans                            $ 390,579     $7,657      7.84%      $ 315,164     $6,414       8.14%
  Non-Mortgage Consumer loans                   7,078        120      6.73%          5,780         92       6.31%
  Commercial loans                             16,164        397      9.74%          8,446        191       8.97%
                                            --------------------                 --------------------
    Total Loans                             $ 413,821     $8,174      7.84%      $ 329,390     $6,697       8.07%
 Securities                                 $  71,887     $1,123      6.20%      $  39,234     $  562       5.68%
 Other interest-earning assets                  6,467         38      2.33%         41,534        496       4.74%
                                            --------------------                 --------------------
    Total interest-earning assets           $ 492,175     $9,335      7.52%      $ 410,158     $7,755       7.50%
                                                          ------                               ------
Noninterest-earning assets                     14,745                               10,632
                                            ---------                            ---------
    Total assets                            $ 506,920                            $ 420,790
                                            =========                            =========

Interest-bearing liabilities:
Deposits:
  NOW and money market accounts             $  57,000      $ 324      2.26%      $  47,208     $  272       2.29%
  Savings accounts                             51,779        268      2.05%         41,454        222       2.12%
  Certificates of deposit                     260,499      3,498      5.33%        245,586      3,461       5.59%
                                            --------------------                 --------------------
    Total deposits                          $ 369,278     $4,090      4.39%      $ 334,248     $3,955       4.69%
Total borrowings                               35,458        509      5.70%         13,293        180       5.37%
Total Escrows                                   2,529          4      0.63%          2,559          5       0.78%
                                            --------------------                 --------------------
    Total interest-bearing liabilities      $ 407,265     $4,603      4.48%      $ 350,100     $4,140       4.69%
                                                          ------                               ------
Noninterest bearing liabilities                39,979                               32,242
                                            ---------                            ---------
    Total liabilities                       $ 447,244                            $ 382,342
    Total equity                               59,676                               38,448
                                            ---------                            ---------
    Total liabilities and equity            $ 506,920                            $ 420,790
                                            =========                            =========
Net interest-earning assets                 $  84,910                            $  60,058
Net interest income/interest rate spread                  $4,732      3.04%                    $3,615       2.81%
                                                          =================                    ==================
Net interest margin                                                   3.81%                                 3.50%
                                                                    =======                               =======
Ratio of average interest-earning assets
 to average interest-bearing liabilities                            120.85%                               117.15%
                                                                    =======                               =======

                                                              Six Months Ended December 31,
                                           ---------------------------------------------------------------------
                                                        1999                                 1998
                                           --------------------------------    ---------------------------------
                                                                  (Dollars in Thousands)
                                                                   Average                              Average
                                             Average                Yield/       Average                 Yield/
                                             Balance   Interest      Cost        Balance    Interest      Cost
                                             -------   --------      ----        -------    --------      ----
Interest Earning Assets:
Loans Receivable :
  Mortgage loans                            $ 379,252  $ 14,878      7.85%      $ 317,019   $ 12,924      8.15%
  Non-Mortgage Consumer loans                   6,830       235      6.83%          5,522        177      6.36%
  Commercial loans                             14,700       717      9.68%          7,507        344      9.09%
                                            -------------------                 --------------------
    Total Loans                             $ 400,782  $ 15,830      7.84%      $ 330,048   $ 13,445      8.08%
 Securities                                    73,919     2,337      6.27%         41,579      1,222      5.83%
 Other interest-earning assets                  5,865        66      2.23%         28,424        692      4.83%
                                            -------------------                 --------------------
    Total interest-earning assets           $ 480,566  $ 18,233      7.53%      $ 400,051   $ 15,359      7.62%
                                                       --------                             --------
Noninterest-earning assets                     13,443                              10,328
                                            ---------                           ---------
    Total assets                            $ 494,009                           $ 410,379
                                            =========                           =========

Interest-bearing liabilities:
Deposits:
  NOW and money market accounts             $  57,628  $    661      2.28%      $  46,559   $    527      2.25%
  Savings accounts                             50,678       523      2.05%         41,234        440      2.12%
  Certificates of deposit                     254,964     6,839      5.32%        237,926      6,728      5.61%
                                            -------------------                 --------------------
    Total deposits                          $ 363,270  $  8,023      4.38%      $ 325,719   $  7,695      4.69%
Total borrowings                               29,567       837      5.62%         14,185        395      5.52%
Total Escrows                                   2,963         9      0.60%          3,048         12      0.78%
                                            -------------------                 --------------------
    Total interest-bearing liabilities      $ 395,800  $  8,869      4.45%      $ 342,952   $  8,102      4.69%
                                                       --------                             --------
Noninterest bearing liabilities                38,781                              29,581
                                            ---------                           ---------
    Total liabilities                       $ 434,581                           $ 372,533
    Total equity                               59,428                              37,846
                                            ---------                           ---------
    Total liabilities and equity            $ 494,009                           $ 410,379
                                            =========                           =========
Net interest-earning assets                 $  84,766                           $  57,099
Net interest income/interest rate spread               $  9,364      3.08%                  $  7,257      2.93%
                                                       ===================                  ===================
Net interest margin                                                  3.87%                                3.60%
                                                                   =======                              =======
Ratio of average interest-earning assets
 to average interest-bearing liabilities                           121.42%                              116.65%
                                                                   =======                              =======

      Interest Income - Interest income on loans increased $1.5 million and $2.4 million or 22.1% and 17.8% for the three and six-month periods ended December 31, 1999, respectively, compared to the prior year periods. The increase in average loan balances more than offset the decline in average loan rates. Interest income on securities increased $561,000 and $1.1 million or 100.0% and 91.2% for the three-month and six-month periods ended December 31, 1999, respectively, compared to the prior year periods. The increase in average securities balances and increase in average securities rates accounted for the increase. The increases in average balances were partially a result of the deployment of proceeds from the Company's December 1998 stock offering.

      Interest Expense - Interest expense on deposit accounts increased $135,000 and $328,000 or 3.4% and 4.3% for the three-month and six-month periods ended December 31, 1999, respectively, compared to the prior year periods. The increase in average balances on deposits was partially offset by a decrease in average deposit rates. Interest expense on borrowings increased $329,000 and $442,000 or 182.8% and 111.9%, respectively, for the three-month and six-month periods ended December 31, 1999 compared to the respective prior year period. The increase in borrowings was in part to assist the Company in acquiring loans in our market area as part of our plan to diversify the loan portfolio. Management has continued to be competitive with interest rates paid on deposits. Savings balances continue to increase during the six months ended December 31, 1999 due to the Company's continued promotional efforts to attract new customers during the period.

      Provision for Loan Losses - The Company's provision for loan losses was $221,000 and $491,000, respectively, for the three-month and six-month period ended December 31, 1999. This compares to the provision for loan losses of $140,000 and $230,000 for the same periods in the prior year. The increase is a result of continued loan growth and the Company's desire to make appropriate provisions given the increasing inherent risk of a diversifying loan portfolio.

                                                        For the Six Months Ended
                                                              December 31,
                                                        -----------------------
                                                          1999          1998
--------------------------------------------------------------------------------
                                                         (Dollars in Thousands)
Allowance at beginning of period                         $3,138         $2,665
                                                         ------         ------
  Provisions                                                491            230
  Charge-offs:
    Mortgage loans                                           51             --
    Non-mortgage loans                                       13             --
    Commercial business loans                                --             --
                                                         ------         ------
  Total charge-offs                                          64             --
  Recoveries                                                146             --
                                                         ------         ------
Allowance for loan losses at end of period               $3,711         $2,895
                                                         ------         ------

Allowance for loan losses to total non-performing
  loans at end of period                                 309.51%        188.97%
                                                         ------         ------
Allowance for loan losses  to loans net of deferred
  fees at end of period                                    0.87%          0.86%
                                                         ------         ------
Ratio of charge-offs to average loans                      0.02%           N/A
                                                         ------         ------

     Non-interest Income - Non-interest income decreased $4,000 and $42,000 for the three-month and six-month periods ended December 31, 1999, respectively, as compared to the same periods in the prior year. Decreases were primarily in net loan servicing income, which declined $56,000 and $120,000 from the respective prior year periods. Net loan servicing income declined due to a reduction in mortgage servicing rights recognized as a result of reduced mortgage loan sale activity. The decline in servicing income was partially offset by an increase of $51,000 and $88,000 in other service charges and fees for the three-months and six-months ended December 31, 1999, respectively, compared to the same periods in the prior year.

     Non-interest Expense - Non-interest expense, net of the $896,000 one time Foundation expense, increased $608,000 and $1.2 million for the three-month and six-month periods ended December 31, 1999 compared to the similar periods in the prior year. Compensation and employee benefits expense increased due to general increases in salary levels, compensation charges related to the ESOP, RRP and the increase in Company employees as a result of opening two additional banking offices and the expansion of our lending function to support the Company's loan diversification plan. Furniture and fixture expense increases were the result of management's continuing efforts to update equipment and facilities and the opening of its eighth and ninth full-service banking offices as well as the opening of an operations center to better service the Company's needs. Data processing costs increased due to a general increase in the number of accounts and testing, preparation and equipment replacement for Year 2000 contingencies. Other operating expenses increased primarily as a result of the operational expenses of servicing increasing loan and deposit portfolios as well as professional costs associated with the operation of a public company.

     Income Tax - The provision for income taxes for the three-month and six-month periods ended December 31, 1999 were $665,000 and $1.3 million, respectively. This compares to $226,000 and $837,000 for the three-month and six-month periods, respectively, ended December 31, 1998. The increase in provision for taxes primarily relates to increases in pre-tax income for the corresponding three-month and six-month periods ended December 31, 1999 compared to the respective prior year periods.

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

     Liquidity management is both a daily and long term function of business management. Excess liquidity is generally invested in short-term investments such as U.S. Treasury Securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities. At December 31, 1999, the total approved investment and loan origination commitments outstanding amounted to $22.4 million. Certificates of deposit scheduled to mature in one year or less at December 31, 1999 totaled $159.1 million. There are no investment securities scheduled to mature in one year or less at December 31, 1999. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company is required to maintain a minimum of 4% of its assets in regulatory eligible liquid investments. As of December 31, 1999, the Company had 20.4% in eligible liquid investments. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

Capital

     At December 31, 1999 and June 30, 1999, the Bank had regulatory capital which was well in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank's actual capital levels are detailed below:

                                                                                                             To be Well
                                                                               For Capital                Capitalized Under
                                                                                Adequacy                  Prompt Corrective
                                              Actual Capital                    Purposes                  Action Provisions
                                         -----------------------          --------------------          ---------------------
                                             Amount      Ratio              Amount     Ratio               Amount      Ratio
                                         -----------------------          --------------------          ---------------------
                                                                        (Dollars in thousands)
As of December 31, 1999
Tangible capital                            $ 47,877      9.1%             $  7,848      1.5%             $ 10,464      2.0%
 (to tangible assets)
Core capital                                  47,877      9.1%               20,956      4.0%               26,195      5.0%
 (to adjusted tangible assets)
Tier I capital                                47,877     15.3%                  N/A       N/A               18,807      6.0%
 (to risk-weighted assets)
Risk-based capital                            51,588     16.5%               25,077      8.0%               31,346     10.0%
 (to risk-weighted assets)
As of June 30, 1999
Tangible capital                            $ 46,180      9.8%             $  7,079      1.5%             $  9,438      2.0%
 (to tangible assets)
Core capital                                  46,180      9.8%               18,855      4.0%               23,568      5.0%
 (to adjusted tangible assets)
Tier I capital                                46,180     16.9%                  N/A       N/A               16,352      6.0%
 (to risk-weighted assets)
Risk-based capital                            49,318     18.1%               21,803      8.0%               27,253     10.0%
 (to risk-weighted assets)

Year 2000 Considerations

      In order to be ready for the year 2000 (the "Year 2000 Issue"), we developed a Year 2000 Action and Assessment Plan (the "Action Plan") which was presented to the Board of Directors in February 1998. The Action Plan was developed using the guidelines outlined in the Federal Financial Institutions Examination's Council's "The Effect of 2000 on Computer Systems." The Action Plan recognizes that our operating, processing and accounting operations are computer reliant and could be affected by the Year 2000 Issue. Pursuant to our Action Plan, we reviewed our Information Technology ("IT") systems and non-IT systems (such as security, elevators, heating and air-conditioning, telephone, check-signing equipment, etc.) for year 2000 readiness. Commencing in early 1998, we began a program of upgrading or replacing all such equipment in order to ensure that our equipment is year 2000 compliant on or before December 31, 1999. We are primarily reliant on third party vendors for our computer output and processing, as well as other significant non-IT functions and services (i.e. securities safekeeping services, securities pricing information, etc.). As of December 31, 1999, we had completed the awareness, assessment, renovation, validation, and implementation phases of our Action Plan.

      We have completed a company-wide year 2000 contingency plan. Individual contingency plans concerning specific software and hardware issues have been formulated for specific departments. These plans include the identification of our operations that can be done on a manual basis or with stand-alone personal computers and printers.

      Third party vendors are primarily absorbing the costs of modifications to our existing software; however, we recognized the need to purchase new software and hardware. Our estimated total cost to complete the year 2000 project including hardware, software and other issues was $300,000. Through December 31, 1999, approximately $ 293,000 has been expended for the year 2000 project.

      Commercial customers who rely on computer systems that are not year 2000 compliant may suffer interruptions in their businesses that may affect their cash flows and ability to meet scheduled debt payments. The result of a mailing to our commercial customers has indicated that none of our commercial customers appear to be facing a high risk of business disruption because of the Year 2000 Issue.

      As of the date of this filing, the Company has not experienced any significant year 2000 problems relating to its internal or third party computer systems. Nor has the Company experienced any issues regarding the ability of commercial customers to meet debt service as a result of Year 2000 Issues. The Company will continue to monitor systems for problems in the future, however, the costs related to that process are not expected to be significant.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's June 30, 1999 Form 10-K. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon the market value of the Company's portfolio equity. Based on, among other factors, such reviews, management believes that there are no material changes in the market risk of the Company's asset and liability position since its annual report of June 30, 1999.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

      The Company is involved in routine legal proceedings in the normal course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of the Company.

Item 2. Changes in Securities and Use of Proceeds

      Not applicable.

Item 3. Defaults Upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

a. An annual meeting of stockholders of the Company was held on November 9, 1999 ("Annual Meeting").

b.    Not applicable.

c. There were 5,143,487 shares of common stock of the Company eligible to be voted at the Annual Meeting, and the holders represented shares at the meeting thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

          1. Election of directors for a three-year term expiring in 2002.

                                          For        Withheld
                                          ---        --------
             William W. Langan         4,826,139      32,299
             A. Brent O'Brien          4,823,796      34,642
             Samuel H. Ramsey, III     4,827,056      31,382


             Election of director for a one-year term expiring in 2000.

                                          For        Withheld
                                          ---        --------
             Elizabeth H. Gemmill      4,823,898      34,540

          2. Proposal to ratify the appointment of KPMG LLP as the Company's independent auditors for the year ending June 30, 2000.

                                   For       Against     Abstain
                                   ---       -------     -------
                                4,842,942     3,596      11,900

d.    Not applicable.

Item 5. Other Information

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)   List of Exhibits (filed herewith unless otherwise noted)

      2.1   Plan of Reorganization*
      2.2   Plan of Stock Issuance*
      3.1   Federal Stock Charter of Willow Grove Bancorp, Inc.*
      3.2   Bylaws of Willow Grove Bancorp, Inc.*
      4.0   Form of Stock Certificate of Willow Grove Bancorp, Inc.*
      10.1 Form of Employment Agreement entered into between Willow Grove Bank and Frederick A. Marcell, Jr.*
      10.2 Form of Employment Agreement entered into between Willow Grove Bank and each of Thomas M. Fewer, John J. Foff, Jr. and John T. Powers*
      10.3  Supplemental Executive Retirement Agreement*
      10.4  Non-Employee Director's Retirement Plan*
      10.5  1999 Stock Option Plan**
      10.6  1999 Recognition and Retention Plan and Trust Agreement**
      27.0  Financial Data Schedule

-------------

* Incorporated by reference from the Company's Registration Statement on Form S-1 as filed on September 18, 1998, as amended, and declared effective on November 12, 1998 (File No. 333-63737)
** Incorporated by reference from the Company's Proxy Statement on Schedule 14A as filed on June 23, 1999 (File No. 000-25191).

(b)   Not applicable

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          WILLOW GROVE BANCORP, INC.



Date:  February 11, 2000        By:    /s/Frederick A. Marcell, Jr.
                                       -----------------------------------------
                                       Frederick A. Marcell, Jr.
                                       President and Chief Executive Officer


Date:  February 11, 2000        By:    /s/John J. Foff, Jr.
                                       -----------------------------------------
                                       John J. Foff, Jr., Senior Vice President,
                                       Chief Financial Officer and Treasurer