Form 10-Q
period 2000-03-31
WILLOW GROVE BANCORP INC
filed 2000-05-11
CIK 1070543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2000

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from__________________to__________________

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

The Registrant had 5,143,487 shares of Common Stock issued and outstanding as of May 11, 2000.

                           WILLOW GROVE BANCORP, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I FINANCIAL INFORMATION

     Item 1.      Financial Statements (unaudited)......................      3

                  Consolidated Statements of Financial Condition at
                  March 31, 2000 and June 30, 1999......................      3

                  Consolidated Statements of Operations -  For the
                  Three and Nine months Ended March 31, 2000 and 1999...      4

                  Consolidated Statements of Cash Flows - For the Nine
                  Months Ended March 31, 2000 and 1999..................      5

                  Notes to Consolidated Financial Statements............      6

      Item 2.     Management's Discussion and Analysis..................     10

      Item 3.     Quantitative and Qualitative Disclosures about
                  Market Risk .........................................      17

PART II OTHER INFORMATION

      Item 1.     Legal Proceedings.....................................     18

      Item 2.     Changes in Securities and Use of Proceeds.............     18

      Item 3.     Defaults upon Senior Securities.......................     18

      Item 4.     Submission of Matters to a Vote of Security Holders...     18

      Item 5.     Other Information.....................................     18

      Item 6      Exhibits and Reports on Form 8-K......................     18

                           Willow Grove Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

(Dollars in thousands, except share data)

Assets                                                                              March 31, 2000   June 30, 1999
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents:
      Cash on hand and non-interest bearing deposits                                     $   3,248       $   3,447
      Interest-bearing deposits                                                             18,511           1,442
                                                                                       ---------------------------
      Total cash and cash equivalents                                                       21,759           4,889
Securities available for sale (amortized cost of $78,930 and $82,296, respectively)         74,957          80,055
Loans (net of allowance for loan losses of $3,905 and $3,138, respectively)                452,659         374,584
Accrued income receivable                                                                    2,876           2,519
Property and equipment, net                                                                  6,046           5,135
Intangible assets                                                                            1,642           1,950
Other assets                                                                                 3,625           2,907
------------------------------------------------------------------------------------------------------------------
       Total assets                                                                      $ 563,564       $ 472,039
------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Deposits                                                                                 $ 444,584       $ 390,681
Federal Home Loan Bank (FHLB) advances                                                      51,651          14,986
Advance payments from borrowers for taxes                                                    3,880           4,403
Accrued interest payable                                                                       966             706
Other liabilities                                                                            2,882           2,821
                                                                                       ---------------------------
       Total liabilities                                                                   503,963         413,597
Commitments and contingencies
Stockholders' equity:
       Common stock, $0.01 par value; (25,000,000
       authorized; 5,143,487 issued and
       outstanding as of  March 31, 2000 and June 30, 1999)                                     51              51
Additional paid-in capital                                                                  22,278          22,295
Retained earnings                                                                           42,270          39,211
Unallocated common stock held by                                                            (1,643)         (1,703)
      employee stock ownership plan (ESOP)
Unamortized common stock held by recognition                                                  (852)             --
      and retention plan trust (RRP)
Accumulated other comprehensive income (loss)                                               (2,503)         (1,412)
                                                                                       ---------------------------
Total stockholders' equity                                                                  59,601          58,442
------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                               $ 563,564       $ 472,039
------------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements

                           Willow Grove Bancorp, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

(Dollars in thousands, except per share data)
                                                  For the Three Months Ended      For the Nine Months Ended
                                                           March 31                       March 31
                                                  ---------------------------     --------------------------
                                                          2000          1999              2000         1999
-----------------------------------------------------------------------------     --------------------------
Interest and dividend income:
   Loans                                                 $ 8,783      $6,776            $24,613      $20,221
   Securities, primarily taxable                           1,275       1,294              3,678        3,208
------------------------------------------------------------------------------------------------------------
      Total interest income                              $10,058      $8,070            $28,291      $23,429
------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                              $ 4,217      $3,777            $12,240      $11,472
   Borrowings                                                861         177              1,698          572
   Advance payment from borrowers for taxes                    6           7                 15           19
------------------------------------------------------------------------------------------------------------
Total interest expense                                   $ 5,084      $3,961            $13,953      $12,063
------------------------------------------------------------------------------------------------------------
Net interest income                                        4,974       4,109             14,338       11,366
Provision for loan losses                                    195         121                686          351
------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses      $ 4,779      $3,988            $13,652      $11,015
------------------------------------------------------------------------------------------------------------
Non-interest income:
     Service charges and fees                            $   269      $  206            $   783      $   633
     Gain on sale of loans available for sale                 --          --                 --           11
     Loan servicing income, net                               10           8                 32          150
------------------------------------------------------------------------------------------------------------
Total non-interest income                                $   279      $  214            $   815      $   794
------------------------------------------------------------------------------------------------------------
Non-interest expense:
     Compensation and employee benefits                  $ 1,822      $1,384            $ 5,091      $ 3,948
     Occupancy                                               256         143                735          424
     Furniture and equipment                                 133          84                273          226
     Federal insurance premium                                20          52                132          151
     Amortization of intangible assets                       103         103                308          308
     Data processing                                         133         113                380          313
     Advertising                                             124         109                292          299
     Foundation expense                                       --          --                 --          896
     Community enrichment                                     38          38                113          138
     Other expense                                           492         465              1,466        1,185
------------------------------------------------------------------------------------------------------------
Total non-interest expense                               $ 3,121      $2,491            $ 8,790      $ 7,888
------------------------------------------------------------------------------------------------------------
Income before income taxes                               $ 1,937      $1,711            $ 5,677      $ 3,921
Income taxes                                                 755         578              2,072        1,416
------------------------------------------------------------------------------------------------------------
Net Income                                               $ 1,182      $1,133            $ 3,605      $ 2,505
============================================================================================================
Earnings per share: (1)
     Basic                                               $  0.24      $ 0.23            $  0.73      $  0.23
     Diluted                                             $  0.24      $ 0.23            $  0.72      $  0.23

(1): Earnings per share is presented from January 1, 1999 to March 31, 1999. Earnings per share presentation for periods prior to January 1, 1999 are not applicable.

See accompanying notes to the consolidated financial statements

                           Willow Grove Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

(Dollars in thousands)
                                                                                         For the Nine Months Ended March 31,
                                                                                      ----------------------------------------
                                                                                            2000                     1999
------------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities:
Net income                                                                                       $   3,605           $   2,505
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                         402                 294
  Amortization of premium and accretion of discount, net                                                 8                 147
  Amortization of intangible assets                                                                    308                 308
  Foundation expense                                                                                    --                 896
  Provision for loan losses                                                                            686                 351
  Gain on sale of loans available for sale                                                              --                 (11)
  Increase(decrease) in deferred loan fees                                                             102                (240)
  Increase in accrued income receivable                                                               (357)               (299)
  (Increase)decrease in other assets                                                                   (76)                120
  Increase in accrued interest payable                                                                 260                 131
  Deferred income tax benefit                                                                           --                (304)
  Increase(decrease) in other liabilities                                                               61                (147)
  Expense related to ESOP & RRP shares                                                                 120                  46
  Originations and purchases of loans available for sale                                                --              (2,865)
  Proceeds from sale of loans available for sale                                                        --              15,028
------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                                       $   5,119           $  15,960
------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net increase in loans                                                                            (79,144)            (29,475)
  Purchase of securities available for sale                                                         (6,581)            (76,618)
  Proceeds from sales and calls of securities available for sale                                     6,506                  --
  Principal repayments of securities available for sale                                              3,433              31,100
  Proceeds from sale of other real estate owned                                                        281              10,143
  Purchase of property and equipment, net                                                           (1,313)               (526)
------------------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                                           $ (76,818)          $ (65,376)
------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposits                                                                          53,903              34,655
  Net increase (decrease) in FHLB advances with
     original maturity less than 90 days                                                            11,000              (5,000)
  Increase in FHLB advances with original maturity greater than 90 days                             44,000                  --
  Repayment of FHLB advances with original maturity greater than 90 days                           (18,335)             (4,000)
  Net decrease in advance payments from borrowers for taxes                                           (523)               (791)
  Dividends paid                                                                                      (547)                 --
  Purchase of RRP shares                                                                              (929)                 --
  Proceeds from stock issuance, net                                                                     --              19,656
------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                                       $  88,569           $  44,520
------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                        $  16,870           $  (4,896)
Cash and cash equivalents:
Beginning of period                                                                                  4,889              18,291
------------------------------------------------------------------------------------------------------------------------------
End of period                                                                                    $  21,759           $  13,395
------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash and cash flow information:
  Interest paid                                                                                     13,693              11,932
  Income taxes paid                                                                                  2,465               1,755
Non-cash items:
  Change in unrealized gain (loss) on securities available for sale                                 (1,091)               (411)
  (net of taxes of $642 and $227 in 2000 and 1999, respectively)
  Loans transferred to other real estate owned                                                         281                  --

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

2. Summary of Significant Accounting Policies

      On December 23, 1998, Willow Grove Bancorp, Inc. (the "Company") completed the reorganization of Willow Grove Bank, a federally chartered mutual savings bank ("Willow Grove" or the "Bank"), into the federal mutual holding company form of ownership, whereby the Bank converted into a federally chartered stock savings bank as a wholly owned subsidiary of the Company, and the Company became a majority-owned subsidiary of Willow Grove Mutual Holding Company, a federally chartered mutual holding company (the "MHC") (collectively, the "Reorganization"). In connection with the Reorganization, the Company sold 2,240,878 shares of Company common stock, par value $0.01 per share ("Company Common Stock") at $10.00 per share, which net of issuance costs generated proceeds of $21.4 million including shares issued to the employee stock ownership plan ("ESOP"). The Company also issued 2,812,974 shares of Company Common Stock to the MHC. As an integral part of the Reorganization and in furtherance of Willow Grove's commitment to the communities that it serves, Willow Grove and the Company established a charitable foundation known as the Willow Grove Foundation (the "Foundation") and contributed 89,635 shares to the Foundation during fiscal 1999. The Foundation provides funding to support charitable causes and community development activities which complements Willow Grove's existing community activities. In addition, the Company established an ESOP for the employees of the Company and the Bank which became effective with the completion of the Reorganization.

      Additional information regarding the Reorganization is included in the Company's Registration Statement on Form S-1 filed on September 18, 1998, as amended.

3. Earnings Per Share

      Earnings per share, basic and diluted, were $0.24 and $0.23 for the three months ended March 31, 2000 and March 31, 1999, respectively. Earnings per share, basic and diluted, were $0.73 and $0.72, respectively, for the nine months ended March 31, 2000. Due to the Reorganization and formation of the Company on December 23, 1998, earnings per share for periods prior to January 1, 1999 are not applicable.

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

                                                                    Three Months                          Three Months
                                                                   Ended March 31,                      Ended March 31,
                                                                        2000                                 1999
                                                        ----------------     --------------   ----------------------------------
                                                                      (Dollars in thousands, except share data)
                                                        ----------------     --------------   ---------------   ----------------
                                                             Basic              Diluted           Basic             Diluted
                                                        ----------------     --------------   ---------------   ----------------
Net Income                                              $         1,182      $       1,182    $        1,133    $         1,133
Dividends on unvested common stock awards                            (8)                (8)               --                 --
                                                        ---------------      -------------    --------------    ---------------
Adjusted net income used in EPS calculations            $         1,174      $       1,174    $        1,133    $         1,133
Weighted average shares outstanding                           4,888,028          4,888,028         4,966,458          4,966,458
Effect of dilutive securities:
     Options                                                         --                 --                --                 --
     Unvested common stock awards                                    --             89,635                --                 --
                                                        ---------------      -------------    --------------    ---------------
Adjusted weighted average shares used in
     EPS computation                                          4,888,028          4,977,663         4,966,458          4,966,458
                                                        ===============      =============    ==============    ===============

Earnings per share                                                $0.24              $0.24             $0.23              $0.23

                                                                    Nine Months                           Nine Months
                                                                  Ended March 31,                       Ended March 31,
                                                                      2000                                   1999
                                                        -----------------------------------   ----------------------------------
                                                                      (Dollars in thousands, except share data)
                                                        ----------------     --------------   ---------------   ----------------
                                                             Basic              Diluted           Basic             Diluted
                                                        ----------------     --------------   ---------------   ----------------
Net Income                                              $         3,605      $       1,182    $        1,133    $         1,133
Dividends on unvested common stock awards                           (16)                (8)               --                 --
                                                        ---------------      -------------    --------------    ---------------
Adjusted net income used in EPS calculations            $         3,589      $       1,174    $        1,133    $         1,133
Weighted average shares outstanding                           4,905,939          4,905,939         4,966,458          4,966,458
Effect of dilutive securities:
     Options                                                      1,024                 --                --                 --
     Unvested common stock awards                                51,825             89,635                --                 --
                                                        ---------------      -------------    --------------    ---------------
Adjusted weighted average shares used in
     EPS computation                                          4,958,788          4,995,574         4,966,458          4,966,458
                                                        ===============      =============    ==============    ===============

Earnings per share                                                $0.73              $0.72             $0.23              $0.23

For the quarter ended March 31, 2000 there were 167,100 options not considered in the computation of earnings per share as such options were anti-dilutive during such period. These options may be dilutive in the future.

4. Loan Portfolio

      The Bank's loan portfolio consisted of the following at the dates indicated:

                                                     March 31, 2000                         June 30, 1999
                                           ----------------------------------   -----------------------------------
(Dollars in thousands)                                        Percentage of                           Percentage of
                                               Amount             Total                 Amount             Total
-------------------------------------------------------------------------------------------------------------------
Mortgage loans:
Single-family residential                    $ 247,384             54.1%              $ 231,498              61.2%
Multi-family residential                        17,166              3.8%                 12,938               3.4%
Commercial real estate                          82,903             18.1%                 52,769              13.9%
Construction                                    10,100              2.2%                  7,773               2.1%
Home Equity                                     69,804             15.2%                 54,090              14.3%
-------------------------------------------------------------------------------------------------------------------
Total mortgage loans                         $ 427,357             93.4%              $ 359,068              94.9%
-------------------------------------------------------------------------------------------------------------------
Non-mortgage consumer loans                      8,091              1.8%                  6,431               1.7%
Commercial business loans                       22,018              4.8%                 13,023               3.4%
-------------------------------------------------------------------------------------------------------------------
Total loans receivable                       $ 457,466            100.0%              $ 378,522             100.0%
Less:
    Allowance for loan losses                   (3,905)                                  (3,138)
    Deferred loan origination fees                (902)                                    (800)
-------------------------------------------------------------------------------------------------------------------
Loans receivable, net                        $ 452,659                                $ 374,584
-------------------------------------------------------------------------------------------------------------------

5. Securities

      The amortized cost of available-for-sale securities and their estimated fair values at March 31, 2000 and June 30, 1999 are as follows:

                                                                                        March 31, 2000
                                                            -----------------------------------------------------------------------
                                                              Amortized         Unrealized        Unrealized         Estimated
                                                                 Cost             Gains             Losses          Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   (Dollars in Thousands)
Equity Securities                                           $        11,236     $    --           $         (107)   $       11,129
US Government and Government Agency Securities                       33,600          --                   (2,034)           31,566
Mortgage Backed Securities                                           32,093          --                   (1,707)           30,386
Municipal Securities                                                  2,001          --                     (125)            1,876
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                       $        78,930     $    --           $       (3,973)   $       74,957
===================================================================================================================================

                                                                                        June 30, 1999
                                                            -----------------------------------------------------------------------
                                                              Amortized         Unrealized        Unrealized         Estimated
                                                                 Cost             Gains             Losses          Fair Value
                                                            -----------------------------------------------------------------------
                                                                                   (Dollars in Thousands)
Equity Securities                                           $        11,068     $    47           $          (63)   $       11,052
US Government and Government Agency Securities                       35,000          --                   (1,123)           33,877
Mortgage Backed Securities                                           34,229          56                   (1,049)           33,236
Municipal Securities                                                  1,999          --                     (109)            1,890
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                       $        82,296     $    103          $       (2,344)   $       80,055
===================================================================================================================================

6. Recent Accounting Pronouncements

      Accounting for Derivative Instruments and Hedging Activities

      In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or an unrecognized firm commitment, (b) a hedge of an exposure to variable cash flows of a forecasted transaction, or (c) a hedge of a foreign currency exposure. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier adoption is permitted. The Company has not yet determined the impact, if any, of this statement, including its provisions for the potential reclassification of investment securities, on operations, financial condition, and equity. However, the Company currently has no derivatives covered by this statement and currently conducts no hedging activities.

7. Comprehensive Income

      The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only component of other comprehensive income is the change in the estimated fair value of investment securities available-for-sale.

                                                           Three Months Ended               Nine Months Ended
(Dollars in thousands)                                          March 31,                        March 31,
-----------------------------------------------------------------------------------------------------------------
                                                          2000             1999            2000             1999
-----------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                             $ 1,182          $ 1,133         $ 3,605          $ 2,505
Other comprehensive income (loss) net of tax
    Net change in unrealized gain (loss)                   (74)            (457)         (1,091)            (396)
-----------------------------------------------------------------------------------------------------------------
Total comprehensive income:                            $ 1,108            $ 676         $ 2,514          $ 2,109
-----------------------------------------------------------------------------------------------------------------

8. Benefit Plans

      The Company approved its 1999 Stock Option Plan (the "Option Plan") and the 1999 Recognition and Retention Plan and Trust Agreement (the "RRP") on July 27, 1999 at a special shareholders meeting.

      RRP

      Pursuant to the RRP, the Company acquired 89,635 shares at a cost of $929,000. On October 26, 1999, 89,635 shares were awarded to directors and management from the RRP Trust. Compensation expense on RRP shares granted is recognized ratably over the vesting period in an amount which totals the market price of the Company's stock at the date of grant. As of March 31, 2000, no granted shares were vested pursuant to the terms of the Plan. For the three-month and nine-month periods ended March 31, 2000, the Company recognized $41,000 and $68,000, respectively, in compensation expense related to the RRP.

      Stock Option Plan

      On October 26, 1999, 167,100 stock options were awarded to directors, management and key employees of the Company at the then current market price. The Company accounts for its Option Plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock-based Compensation." As such, compensation expense is recognized at the date of an option grant only if the current market price of the underlying stock exceeds the exercise price of the option.

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

Changes in Financial Condition

      General. Total assets of the Company increased by $91.6 million or 19.4% to $563.6 million at March 31, 2000 compared to $472.0 million at June 30, 1999. This increase is reflected primarily in an increase of $78.1 million in loans and a $17.1 million increase in interest-bearing deposits, partially offset by a decrease of $5.1 million in securities available for sale at March 31, 2000 compared to June 30, 1999. The increases in loans were funded by increases of $53.9 million in deposits and $36.7 million in Federal Home Loan Bank ("FHLB") borrowings.

      Cash and cash equivalents. Cash and cash equivalents amounted to $21.8 million and $4.9 million at March 31, 2000 and June 30, 1999, respectively. Cash increases at March 31, 2000 were primarily due to increases in deposits during the quarter.

      Securities Available for Sale. At March 31, 2000, the Company's securities available for sale consisted of $75.0 million in securities compared to $80.1 million in securities at June 30, 1999. This decrease in securities was due primarily to normal amortization payments on mortgage-backed securities and the sale of $5.5 million of government agency, mortgage-backed and equity securities during the year. The sale of the securities was executed to take advantage of the demand for higher yielding loans.

      At March 31, 2000 the Company had unrealized losses on securities available for sale of $4.0 million compared to unrealized losses on securities available for sale of $2.2 million at June 30, 1999. The increase in unrealized losses is a result of the increases in the general level of interest rates.

      Loans. The net loan portfolio of the Company increased from $374.6 million at June 30, 1999 to $452.7 million at March 31, 2000. The increase in the Company's net loan portfolio was due, in large part, to the Company's continuing efforts to expand its lending activities with a concentrated effort to expand multi-family, commercial real estate, consumer and business loans.

      During the nine months ended March 31, 2000, the Company's commercial real estate mortgage loans increased by $30.1 million or 57.1%, single-family residential mortgage loans increased by $15.9 million or 6.9% and home equity loans increased $15.7 million or 29.1%. During the same period, the Company's commercial business loans increased $9.0 million or 69.1%, multi-family loans increased $4.2 million or 32.7%, construction loans increased $2.3 million or 29.9% Additionally, the Company's non-mortgage consumer loans increased $1.7 million or 25.8%. Such changes in the Bank's loan portfolio reflect the Company's continuing efforts to diversify its loan portfolio and increase its holdings in loans that generally have higher yields and shorter terms to maturity and/or repricing than single-family residential mortgage loans. However, commercial real estate loans, multi-family residential mortgage loans, construction loans, home equity loans and consumer loans all generally are deemed to have increased credit risk characteristics in comparison to single-family residential mortgage loans.

      The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans and other real estate owned.

                                                          March 31     June 30
                                                            2000         1999
                                                          --------------------
                                                          (Dollars in Thousands)
Accruing loans past due 90 days or more
  Mortgage loans                                            $   96       $    4
                                                            ------       ------
         Total                                              $   96       $    4
                                                            ------       ------
Non-accrual loans:
  Mortgage loans
     Single-family residential                              $1,053       $1,006
     Home Equity                                                10           37
  Non-mortgage consumer loans                                   19            8
  Commercial business loans                                      2           13
                                                            ------       ------
         Total                                              $1,084       $1,064
                                                            ------       ------
Total non-performing loans                                  $1,180       $1,068
                                                            ------       ------
Total non-performing assets                                 $1,180       $1,068
                                                            ------       ------
Non-performing loans to total loans, net of deferred fees     0.26%        0.29%
Non-performing assets to total assets                         0.21%        0.23%

      Intangible Assets. The Company's intangible assets amounted to $1.6 million and $2.0 million at March 31, 2000 and June 30, 1999, respectively. Such assets are comprised of goodwill and a core deposit intangible resulting from the Bank's purchase of three branch offices from another institution in March 1994. The goodwill is being amortized on a straight-line basis over 15 years while the core deposit intangible is being amortized over 10 years.

      Other Assets. The Company's other assets increased $718,000 or 24.7% to $3.6 million at March 31, 2000 compared to $2.9 million at June 30, 1999. The primary reason for this increase was due to an increase in the Company's deferred tax asset which increased as a result of the unrealized loss on securities available-for-sale.

      Liabilities. The Company's total liabilities increased by $90.4 million, or 21.8%, to $504.0 million at March 31, 2000 compared to $413.6 million at June 30, 1999. The primary reason for such increase was a $53.9 million increase in deposits and increases of $36.7 million in FHLB advances. The Company's increase in deposits resulted from marketing efforts promoting the opening of two new banking offices generating time deposit and core deposits. The increases in deposits and borrowings were used to fund loans as part of the overall loan diversification plan.

      Stockholders' Equity. Total stockholders' equity of the Company amounted to $59.6 million or 10.6% of assets at March 31, 2000 compared to $58.4 million or 12.4% of total assets at June 30, 1999. The increase was attributed to increases in net income partially offset by several factors. Total stockholders' equity of the Company included net unrealized losses, net of taxes, of $2.5 million and $1.4 million on securities available for sale at March 31, 2000 and June 30, 1999, respectively. The Company paid cash dividends of, $0.09, $0.09 and $0.08 per share during the quarters ended March 31, 2000, December 31, 1999 and September 30, 1999, respectively. These regular dividends totaled $547,000. The Company executed the repurchase of 89,635 of Company Common Stock shares for the RRP authorized at the special shareholders meeting on July 27, 1999. The shares were purchased in the open market at an aggregate price of $929,000. The unamortized cost of these shares is reflected as a contra equity component of stockholders' equity and these shares are being amortized over the five-year vesting period.

      Results of Operations

      General - Net income for the three-month and nine-month periods ended March 31, 2000 was $1.2 million and $3.6 million, respectively. This compares to net income of $1.1 million and $2.5 million for the respective prior year periods. Net interest income grew as a result of a continuing larger interest-earning asset base in part resulting from the Company's initial public offering in December 1998. For the three-month and nine-month periods ended March 31, 2000, net income also improved as a result of slight increases in non-interest income compared to the same prior year periods. For the three-month and nine-month periods ended March 31, 2000 the increase in net interest income were partially offset by increases in the provision for loan losses and in non-interest expense compared to the same prior year periods. Return on average assets was 0.88% and 0.94% for the three-month and nine-month periods ended March 31, 2000. This compares to 1.02% and 0.79% for the comparable periods one year ago. Return on average equity was 7.92% and 8.08% for the three-month and nine-month periods ended March 31, 2000. This compares to 7.79% and 7.55% for the comparable periods one year ago.

      Net Interest Income - Net interest income is determined by our interest rate spread (i.e., the difference between the yields on interest-earning assets and the rates paid on interest-bearing liabilities) and also the amount of interest-earning assets relative to interest-bearing and non-interest-bearing deposit liabilities.

      For the three-month and nine-month periods ended March 31, 2000, net interest income increased $865,000 and $3.0 million or 21.1% and 26.1%, respectively, compared to the three-month and nine-month periods ended March 31, 1999. During the three-month period ended March 31, 2000, the increase was a result of an increased interest rate spread, was partially offset by a decline in the ratio of interest-earning assets to interest-bearing liabilities. During the nine-month period ended March 31, 2000, net interest income increased as a result of increases in both interest rate spread and the ratio of interest-earning assets to interest-bearing liabilities. The increase in the ratio of interest-earning assets to interest-bearing liabilities is primarily due to the effects of conversion proceeds that were available for the full nine-month period ended March 31, 2000 compared to the availability for only three months during the nine-month period ended March 31, 1999. Specifically, the interest rate spread increased three basis points from 3.03% to 3.06% and twelve basis points from 2.96% to 3.08% for the three-month and nine-month periods ended March 31, 2000, respectively, compared to the comparable periods in the prior year.

      Average interest-earning assets increased $91.0 million and $84.1 million or 21.0% and 20.5% for the three-month and nine-month periods ended March 31, 2000, respectively, compared to the respective periods in the prior year. The increase in interest-earning assets more than offset the increase in interest-bearing liabilities which, for the three-month and nine-month periods ended March 31, 2000, increased on average $83.4 million and $63.3 million, respectively, over the same period one year ago. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 119.69% for the three-month period ended March 31, 2000 compared to 122.17% at March 31, 1999. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 120.81% for the nine-month period ended March 31, 2000 compared to 118.60% at March 31, 1999. For the three-month period ended March 31, 2000, the increase in interest rate spread did not fully offset the effect of the decline in interest-earning assets to interest-bearing liabilities. Net interest margin declined three basis points from 3.85% at March 31, 1999 to 3.82% for the three-month period ended March 31, 2000. For the nine-month period ended March 31, 2000, the combination of increases in interest rate spread and ratio of interest-earning assets to interest-bearing liabilities resulted in an increase in our net interest margin. Net interest margin increased seventeen basis points to 3.86% from 3.69% for the nine-month comparative periods ended March 31, 2000 and March 31, 1999, respectively.

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

                                                                 Three Months Ended March 31,
                                     -------------------------------------------------------------------------------------
                                                             2000                                         1999
                                     -----------------------------------------      --------------------------------------
                                                                     (Dollars in Thousands)
                                                                     Average                                      Average
                                        Average                       Yield/          Average                      Yield/
                                        Balance        Interest        Cost           Balance       Interest        Cost
                                        -------        --------        ----           -------       --------        ----
Interest Earning Assets:
Loans Receivable:
      Mortgage loans                     $ 413,266       $  8,120       7.86%         $ 325,682        $ 6,444      7.91%
      Non-Mortgage Consumer loans            8,167            164       8.08%             5,984            104      7.05%
      Commercial loans                      20,219            499       9.93%             8,853            228     10.44%
                                     -----------------------------                  ---------------------------
        Total Loans                      $ 441,652       $  8,783       8.00%         $ 340,519        $ 6,776      8.07%
 Securities                              $  74,230       $  1,226       6.64%         $  68,181        $ 1,044      6.21%
 Other interest-earning assets               7,612             49       2.59%            23,805            250      4.26%
                                     -----------------------------                  ---------------------------
        Total interest-earning
        assets                           $ 523,494       $ 10,058       7.73%         $ 432,505        $ 8,070      7.57%
                                                      ------------                                 ------------
Noninterest-earning assets                  15,585                                       11,241
                                     --------------                                 ------------
        Total assets                     $ 539,079                                    $ 443,746
                                     ==============                                 ============

Interest-bearing liabilities:
Deposits:
      NOW and money market accounts      $  59,295        $   329       2.23%         $  51,077        $   270      2.14%
      Savings accounts                      50,682            260       2.06%            42,936            217      2.05%
      Certificates of deposit              267,553          3,628       5.45%           243,058          3,290      5.49%
                                     -----------------------------                  ---------------------------
        Total deposits                   $ 377,530        $ 4,217       4.49%         $ 337,071        $ 3,777      4.54%
Total borrowings                            55,979            861       6.19%            13,239            177      5.42%
Total Escrows                                3,877              6       0.62%             3,712              7      0.76%
                                     -----------------------------                  ---------------------------
        Total interest-bearing
        liabilities                      $ 437,386        $ 5,084       4.67%         $ 354,022        $ 3,961      4.54%
                                                      ------------                                 ------------
Noninterest bearing liabilities             41,975                                       31,548
                                     --------------                                 ------------
        Total liabilities                $ 479,361                                    $ 385,570
        Total equity                        59,718                                       58,176
                                     --------------                                 ------------
        Total liabilities and equity     $ 539,079                                    $ 443,746
                                     ==============                                 ============
Net interest-earning assets              $  86,108                                    $  78,483
Net interest income/interest
   rate spread                                            $ 4,974       3.06%                          $ 4,109      3.03%
                                                      ========================                     =======================
Net interest margin                                                     3.82%                                       3.85%
                                                                     =========                                    ========
Ratio of average interest-earning assets
   to average interest-bearing liabilities                            119.69%                                     122.17%
                                                                     =========                                    ========

                                                                      Nine Months Ended March 31,
                                        ----------------------------------------------------------------------------------------
                                                           2000                                          1999
                                        ----------------------------------------     -------------------------------------------
                                                                    (Dollars in Thousands)
                                                                        Average                                       Average
                                           Average                       Yield/          Average                       Yield/
                                           Balance        Interest        Cost           Balance       Interest        Cost
                                           -------        --------        ----           -------       --------        ----
Interest Earning Assets:
Loans Receivable:
      Mortgage loans                        $ 390,507     $ 22,998       7.85%            $ 320,097     $ 19,247         8.02%
      Non-Mortgage Consumer loans               7,272          399       7.30%                5,674          281         6.60%
      Commercial loans                         16,527        1,216       9.79%                7,717          693        11.96%
                                        ----------------------------                 -----------------------------
        Total Loans                         $ 414,306     $ 24,613       7.91%            $ 333,488     $ 20,221         8.08%
Securities                                     74,022        3,564       6.41%               50,317        2,267         6.00%
Other interest-earning assets                   6,443          114       2.35%               26,906          941         4.66%
                                        ----------------------------                 -----------------------------
        Total interest-earning assets       $ 494,771     $ 28,291       7.61%            $ 410,711     $ 23,429         7.60%
                                                       -------------                                 -------------
Noninterest-earning assets                     14,152                                        11,002
                                        ---------------                              ----------------
        Total assets                        $ 508,923                                     $ 421,713
                                        ===============                              ================

Interest-bearing liabilities:
Deposits:
      NOW and money market accounts         $  58,180        $ 990       2.26%             $ 47,750        $ 797         2.22%
      Savings accounts                         50,679          783       2.06%               41,793          657         2.09%
      Certificates of deposit                 259,129       10,467       5.38%              239,612       10,018         5.57%
                                        ----------------------------                 -----------------------------
        Total deposits                      $ 367,988     $ 12,240       4.43%            $ 329,155     $ 11,472         4.64%
Total borrowings                               38,307        1,698       5.90%               13,874          572         5.49%
Total Escrows                                   3,266           15       0.61%                3,266           19         0.77%
                                        ----------------------------                 -----------------------------
        Total interest-bearing
        liabilities                         $ 409,561     $ 13,953       4.53%            $ 346,295     $ 12,063         4.64%
                                                       -------------                                 -------------
Noninterest bearing liabilities                39,838                                        30,198
                                        ---------------                              ----------------
        Total liabilities                   $ 449,399                                     $ 376,493
        Total equity                           59,524                                        45,220
                                        ---------------                              ----------------
        Total liabilities and equity        $ 508,923                                     $ 421,713
                                        ===============                              ================
Net interest-earning assets                 $  85,210                                      $ 64,416
Net interest income/interest rate spread                  $ 14,338       3.08%                          $ 11,366         2.96%
                                                       =========================                     ===========================
Net interest margin                                                      3.86%                                           3.69%
                                                                    ============                                  ==============
Ratio of average interest-earning assets
   to average interest-bearing liabilities                             120.81%                                         118.60%
                                                                    ============                                  ==============

      Interest Income - Interest income on loans increased $2.0 million and $4.4 million or 29.6% and 21.7% for the three- and nine-month periods ended March 31, 2000, respectively, compared to the prior year periods. The increase in average loan balances more than offset the decline in average loan rates. Interest income on securities and other interest-earning assets declined $19,000, or 1.5%, for the three-month period ended March 31, 2000 compared to the respective prior year period. However, for the nine-month period ended March 31, 2000 interest income on securities increased $470,000, or 14.7% compared to the similar period one year before. The increase in average securities balances and increase in average securities rates accounted for the increase during the nine-month period ended March 31, 2000 compared to the nine-month period ended March 31, 1999. The increases in average balances were partially a result of the deployment of proceeds from the Company's December 1998 stock offering.

      Interest Expense - Interest expense on deposit accounts increased $440,000 and $768,000 or 11.6% and 6.7% for the three-month and nine-month periods ended March 31, 2000, respectively, compared to the prior year periods. The increase in average balances on deposits was partially offset by a decrease in average deposit rates. Interest expense on borrowings increased $684,000 and $1.1 million or 386.4% and 196.9%, respectively, for the three-month and nine-month periods ended March 31, 2000 compared to the respective prior year period. The increase in borrowings was in part to provide an additional source of funds to the Company for the purpose of originating additional loans in our market area as part of our plan to diversify the loan portfolio. Management has continued to be competitive with interest rates paid on deposits. Savings balances increased during the nine months ended March 31, 2000 due to the Company's continued promotional efforts to attract new customers during the period.

      Provision for Loan Losses - The Company's provision for loan losses was $195,000 and $686,000, respectively, for the three-month and nine-month periods ended March 31, 2000. This compares to the provision for loan losses of $121,000 and $351,000 for the comparable periods in the prior year. The increase is a result of continued loan growth and the Company's desire to make appropriate provisions given the increasing inherent risk of a diversifying loan portfolio.

                                                                For the Nine Months Ended
                                                                        March 31,
                                                        -----------------------------------------
                                                                  2000                       1999
-------------------------------------------------------------------------------------------------
                                                                 ( Dollars in Thousands)
Allowance at beginning of period                        $       3,138             $         2,665
                                                        --------------            ---------------
  Provisions                                                      686                         351
  Charge-offs:
    Mortgage loans                                                 51                          --
    Non-mortgage loans                                             13                          23
    Commercial business loans                                       1                           3
                                                        --------------            ---------------
  Total charge-offs                                                65                          26
  Recoveries                                                      146                          --
                                                        --------------            ---------------
Allowance for loan losses at end of period              $       3,905             $         2,990
                                                        --------------            ---------------

Allowance for loan losses to total non-performing
  loans at end of period                                      325.69%                     221.79%
                                                        --------------            ---------------
Allowance for loan losses  to loans net of deferred
  fees at end of period                                         0.86%                       0.86%
                                                        --------------            ---------------
Ratio of charge-offs to average loans                           0.02%                       0.01%
                                                        --------------            ---------------

      Non-interest Income - Non-interest income increased $65,000 and $21,000, or 30.4% and 2.6%, for the three-month and nine-month periods ended March 31, 2000, respectively, as compared to the comparable periods in the prior year. Increases in service fees and charges more than offset declines in net loan servicing income for the nine-month comparative period ended March 31, 2000 and March 31, 1999. Net loan servicing income declined due to a reduction in mortgage servicing rights recognized as a result of reduced mortgage loan sale activity.

      Non-interest Expense - Non-interest expense, net of the $896,000 one time Foundation expense incurred on December 23, 1998, increased $630,000 and $1.8 million for the three-month and nine-month periods ended March 31, 2000 compared to the similar periods in the prior year. Compensation and employee benefits expense increased due to general increases in salary levels, compensation charges related to the ESOP, RRP and the increase in Company employees as a result of opening three additional banking offices and the expansion of our lending function to support the Company's loan diversification plan. Furniture and fixture expense increases were the result of management's continuing efforts to update equipment and facilities and the opening of its ninth, tenth and eleventh full-service banking offices as well as the opening of an operations center to better service the Company's needs. Data processing costs increased due to a general increase in the number of accounts and testing, preparation and equipment replacement for Year 2000 contingencies. Other operating expenses increased primarily as a result of the operational expenses of servicing increasing loan and deposit portfolios as well as professional costs associated with the operation of a public company.

      Income Tax - The provisions for income taxes for the three-month and nine-month periods ended March 31, 2000 were $755,000 and $2.1 million, respectively. This compares to $578,000 and $1.4 million for the three-month and nine-month periods, respectively, ended March 31, 1999. The increase in provisions for taxes primarily relates to increases in pre-tax income for the corresponding three-month and nine-month periods ended March 31, 2000 compared to the respective prior year periods.

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

      Liquidity management is both a daily and long term function of business management. Excess liquidity is generally invested in short-term investments such as U.S. Treasury securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities. At March 31, 2000, the total approved investment and loan origination commitments outstanding amounted to $21.5 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2000 totaled $179.7 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company has the ability to utilize borrowings, typically in the form of FHLB Advances as an additional source of funds. The maximum borrowing capacity available to the Company from the Federal Home Loan Bank was $239.2 million, based on qualifying collateral. The Company is required to maintain a minimum of 4% of its assets in regulatory eligible liquid investments. As of March 31, 2000, the Company had 20.9% in eligible liquid investments. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

Capital

      At March 31, 2000 and June 30, 1999, the Bank had regulatory capital which was well in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank's actual capital levels are detailed below:

                                                                                                            To be Well
                                                                              For Capital               Capitalized Under
                                                                               Adequacy                 Prompt Corrective
                                         Actual Capital                        Purposes                 Action Provisions
                                   ----------------------------     --------------------------    -----------------------------
                                      Amount           Ratio          Amount           Ratio        Amount            Ratio
                                   ----------------------------     --------------------------    -----------------------------
                                                                      (Dollars in thousands)
As of March 31, 2000
Tangible capital                     $ 49,207           8.7%          $ 8,453          1.5%        $ 11,270            2.0%
  (to tangible assets)
Core capital                           49,207           8.7%           22,575          4.0%          28,219            5.0%
  (to adjusted tangible assets)
Tier I capital                         49,207          14.3%              N/A           N/A          20,597            6.0%
  (to risk-weighted assets)
Risk-based capital                     53,112          15.5%           27,462          8.0%          34,328           10.0%
  (to risk-weighted assets)
As of June 30, 1999
Tangible capital                     $ 46,180           9.8%          $ 7,079          1.5%        $  9,438            2.0%
  (to tangible assets)
Core capital                           46,180           9.8%           18,855          4.0%          23,568            5.0%
  (to adjusted tangible assets)
Tier I capital                         46,180          16.9%              N/A           N/A          16,352            6.0%
  (to risk-weighted assets)
Risk-based capital                     49,318          18.1%           21,803          8.0%          27,253           10.0%
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's June 30, 1999 Form 10-K. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company's portfolio equity. Projected changes in net interest income over a four quarter period, as measured by internal reporting systems utilizing a plus and minus 200 basis point rate shock, reflect no substantial difference compared to June 30, 1999. Management believes that increased asset growth combined with increases in the general level of interest rates has caused the net portfolio value of the Company's equity, as measured by the OTS Net Portfolio Value Model, to decline as of March 31, 2000 compared to June 30, 1999. Management closely monitors interest rate risk and takes appropriate short-term actions to maintain this risk at acceptable levels while focusing on a longer-term loan diversification plan, which concentrates on the acquisition of shorter maturity or repricing assets. Based on, among other factors, such reviews, management believes that there are no material changes in the market risk of the Company's asset and liability position since its annual report of June 30, 1999.

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

---------
* Incorporated by reference from the Company's Registration Statement on Form S-1 as filed on September 18, 1999, as amended, and declared effective on November 12, 1999 (File No. 333-63737)
** Incorporated by reference from the Company's Proxy Statement on Schedule 14A as filed on June 23, 1999 (File No. 000-25191).

(b) Not applicable

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WILLOW GROVE BANCORP, INC.


Date: May 11, 2000                      By: /s/ Frederick A. Marcell, Jr.
                                           -------------------------------------
                                           Frederick A. Marcell, Jr.
                                           President and Chief Executive
                                           Officer


Date: May 11, 2000                      By: /s/ John J. Foff, Jr.
                                           -------------------------------------
                                           John J. Foff, Jr., Senior Vice
                                           President, Chief Financial
                                           Officer and Treasurer