Form 10-K405
period 2000-06-30
WILLOW GROVE BANCORP INC
filed 2000-09-28
CIK 1070543

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended JUNE 30, 2000

                                     - or -

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
      For the transition period from _________________ to ______________

                         Commission File Number: 0-25191

                           WILLOW GROVE BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

   UNITED STATES OF AMERICA                                 23-2986192
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employee Identification No.)
incorporation or organization)

                           WELSH AND NORRISTOWN ROADS
                         MAPLE GLEN, PENNSYLVANIA 19002
                    ----------------------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number: (including area code)        (215) 646-5405

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
                                   ----------

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock (par value $0.01 per share)
           -----------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 21, 2000 was $20,519,795. (1,803,938 shares at $11.375 per share). Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

As of September 21, 2000 there were 5,093,487 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2000. (Parts I, II and IV)
2. Portions of the Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders. (Part III)

                           Willow Grove Bancorp, Inc.
                                   Form 10-K
                                     INDEX

Part I
------
Item 1   Business.........................................................     1
Item 2   Properties.......................................................    27
Item 3   Legal Proceedings................................................    27
Item 4   Submission of Matters to a Vote of Security Holders..............    27

Part II
-------
Item 5   Market for Commom Equity and Related Stockholder Matters.........    28
Item 6   Selected Finacial and Other Data.................................    28
Item 7   Managment's Discussion and Analysis of Finacial Condition
           And Results of Operations......................................    28
Item 7A  Quantitative and Qualitative Disclosure about Market Risk........    28
Item 8   Finacial Statements and Supplementary Data.......................    28
Item 9   Changes and Dissagreements with Accountants on Accounting
           And Financial Disclosure.......................................    28

Part III
--------
Item 10  Directors and Execituve Officers of the Registrant...............    28
Item 11  Executive Compensation...........................................    28
Item 12  Security Ownership of Certain Benificial Owners and Managment....    28
Item 13  Certain Relationships and Related Transactions...................    28

Part IV
-------
Item 14  Exhibits, Finacial Statement, Schedules and Reports of Form 8-K..    29

         Signatures.......................................................    30

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

      Our principal sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, funds provided from operations, and funds borrowed from outside sources such as the Federal Home Loan Bank ("FHLB") of Pittsburgh. These funds are primarily used for the origination of various loan types including, single-family residential, commercial real estate and multi-family, home equity, consumer and business. Our major source of income is the interest on our loan and securities portfolios, while our major expense is interest paid on deposit accounts.

      The Office of Thrift Supervision ("OTS") is our chartering authority and primary regulator. We are also regulated by the Federal Deposit Insurance Corporation ("FDIC"), the administrator for the Savings Association Insurance Fund ("SAIF"). We are also subject to reserve requirements established by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or "FRB"), and we are a member of the FHLB of Pittsburgh, one of the regional banks comprising the FHLB System.

      The executive offices for Willow Grove Mutual Holding Company, Willow Grove Bancorp, Inc. and Willow Grove Bank are all at Welsh and Norristown Roads, Maple Glen, Pennsylvania, and our telephone number is (215) 646-5405.

      This Form 10-K contains certain forward-looking statements and information based upon our beliefs as well as assumptions we have made. In addition, to those and other portions of this document, the words "anticipate", "believe", "estimate", "expect", "intend", "should", and similar expressions, or the negative thereof, as they relate to us are intended to identify forward-looking statements. Such statements reflect our current view with respect to future looking events and are subject to certain risks, uncertainties, and assumptions. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. We do not intend to update these forward-looking statements.

Market Area and Competition

      Our main office is in Montgomery County, Pennsylvania, approximately 20 miles north of downtown Philadelphia. The primary market areas that we serve are: Montgomery County, Bucks

County, and the northeast section of Philadelphia that borders these counties. To a lesser extent, we service areas of Chester and Delaware counties, the remainder of the City of Philadelphia, and central and southern New Jersey.

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

Lending Activities

      General. At June 30, 2000 our net loan portfolio totaled $424.9 million or 75.87% of our total assets. Historically, our primary emphasis has been the origination of loans secured by first liens on single-family residences. In recent years, we have changed the focus of our lending to place more emphasis on home equity loans, commercial real estate and multi-family real estate loans and commercial business loans. At June 30, 2000, commercial and multi-family real estate loans amounted to $102.5 million, or 23.87% of our total loan portfolio. As of that date, commercial business loans totaled $25.7 million or 5.98% of the total loan portfolio. Loans secured by liens on single-family residential properties include first mortgage loans totaling $206.3 million or 48.04% of the loan portfolio; and $72.2 million of home equity loans and lines of credit, which accounted for 16.81% of the loan portfolio.

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

      Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio at the dates indicated. This data does not include single family loans classified as available for sale which amounted to $35.8 million, $0, 12.1 million, $6.2 million and $5.1 million at June 30, 2000, 1999, 1998,
1997 and 1996, respectively.

                                6/30/2000            6/30/1999            6/30/1998            6/30/1997            6/30/1996
                            -----------------    -----------------    -----------------    -----------------    -----------------
                                     Percent of           Percent of           Percent of           Percent of           Percent of
(Dollars in thousands)       Amount    total      Amount    total      Amount    total      Amount    total      Amount    total
-------------------------   --------   ------    --------   ------    --------   ------    --------   ------    --------   ------
Real estate loans:
   Single-family            $206,340    48.04%   $231,498    61.16%   $230,979    72.30%   $230,659    80.16%   $203,737    82.55%
   Multi-family &
   commercial real estate    102,513    23.87%     65,707    17.36%     31,978    10.01%     23,141     8.04%     19,469     7.89%
   Construction               14,973     3.49%      7,773     2.05%      4,772     1.49%      3,776     1.31%      3,405     1.38%
   Home equity                72,217    16.81%     54,090    14.29%     41,366    12.95%     25,553     8.88%     16,184     6.56%
                            --------   ------    --------   ------    --------   ------    --------   ------    --------   ------
Total real estate loans      396,043    92.20%    359,068    94.86%    309,095    96.75%    283,129    98.39%    242,795    98.37%
Other consumer loans           7,818     1.82%      6,431     1.70%      4,930     1.54%      2,924     1.02%      2,173     0.88%
Business loans                25,683     5.98%     13,023     3.44%      5,437     1.70%      1,698     0.59%      1,841     0.75%
                            --------   ------    --------   ------    --------   ------    --------   ------    --------   ------
Total loans receivable      $429,544   100.00%   $378,522   100.00%   $319,462   100.00%   $287,751   100.00%   $246,809   100.00%
                                       ------               ------               ------               ------               ------
Less:
Alowance for loan losses       3,905                3,138                2,665                1,678                1,938
Deferred loan fees               699                  800                1,092                1,477                1,536
Loans receivable, net       $424,940             $374,584             $315,705             $284,596             $243,335
                            --------             --------             --------             --------             --------

      Contractual Principal Repayments and Interest Rates. The following table sets forth scheduled contractual amortization of the loan portfolio at June 30, 2000, as well as the dollar amount of such loans scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments and no stated maturity, and overdraft loans, are reported as due in one year or less.

                                        At June 30, 2000, the amount due within
                        1 year     1 to 3     3 to 5    5 to 10    10 to 20   Over 20
(Dollars in thousands)  or less    years      years      years      years      years       Total
---------------------- --------   --------   --------   --------   --------   --------   --------
Single-family
mortgages and home
equity loans           $    680   $  5,184   $ 18,665   $ 23,597   $ 92,262   $138,169   $278,557
Multi-family &
commercial
mortgages                 3,505      5,648      6,456     14,719     59,850     12,335    102,513
Construction loans
(net of undisbursed
proceeds)                11,944      1,779         --         --      1,250         --     14,973

Other consumer loans      2,221      2,220      1,606      1,629         90         52      7,818
Business loans           13,755      1,574      1,998      5,898        866      1,592     25,683
                       --------   --------   --------   --------   --------   --------   --------
Total                  $ 32,105   $ 16,405   $ 28,725   $ 45,843   $154,318   $152,148   $429,544
                       --------   --------   --------   --------   --------   --------   --------

      Of the $397.4 million of loan principal repayments due after June 30, 2000, $287.2 million have fixed rates of interest and $110.2 million have adjustable rates of interest.

      Lending Activity. Our lending activities are subject to underwriting standards and origination procedures which have been approved by our Board of Directors. In mid-1996, we determined that based upon the significant amount of standardization in the single-family residential underwriting and documentation processes, it was more cost effective for us to purchase single-family residential loans. Since that time, we have developed a network of approximately 40 mortgage brokers and mortgage bankers. These correspondents identify, process, and close loans on our behalf based upon rates and terms that we provide to them on a regular basis. Depending upon the various programs we have with the correspondents, loans will be classified as either purchased or originated. When the correspondent advances funds for the closing of a loan we have committed to purchase, it is classified as "purchased". When we provide the funds for the closing of the loan, it is classified as "originated". In either case, we may retain the loan in our portfolio or sell it (on either a servicing released or retained basis) in the secondary market. The correspondents forward completed loan applications for our review. Based upon our assessment of our demand for the type of loan, we will determine whether to reject the loan or acquire the loan for our portfolio or for sale into the secondary market. The loans generally are required to be underwritten in accordance with Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines (this facilitates resale into the secondary market). We also acquire loans that do not conform to FHLMC/FNMA guidelines ("non-conforming" loans) for the portfolio. Non-conforming loans that we place in the portfolio include, but are not limited to, sub-prime, investor loans and non-FNMA "A" paper. Non-conforming loans are underwritten according to the Company's alternative underwriting guidelines. The Company's underwriting guidelines are based upon industry standards. These non-conforming loans account for approximately one-quarter of our single-family loan portfolio.

      Our underwriting function for residential, home equity loans, commercial and multi-family real estate loans, construction, commercial business, and consumer loans is centralized at our main office. We require a current appraisal prepared by an independent appraiser on all new mortgage loans. We also require title insurance on all loans secured by real estate, except home equity loans. Hazard insurance is required on all real estate loans. Flood insurance is also required for all loans secured by properties located in a designated flood area.

      Our loan policy authorizes certain officers to approve loans up to certain designated amounts, not exceeding $1,000,000 individually and $2,000,000 collectively in the case of the President and Chief Lending Officer. Loans exceeding individual limits must be approved by: the Management Loan Committee consisting of the President, the three other executive officers, and a Vice-President Credit Manager; the Director's Loan Committee, consisting of three outside directors, the President, and the Chief Lending Officer; or the full Board of Directors. The Director's Loan Committee and the full Board of Directors are also provided with summaries of new loan activity on a routine basis.

      As a federal savings bank, we are limited in the amount of loans we make to any one borrower. This amount is equal to 15% of the Bank's unimpaired capital and surplus (in our case, this amount would be approximately $8.2 million at June 30, 2000), although there are provisions that would allow us to lend an additional 10% of unimpaired capital and surplus if the loans are secured by readily marketable securities. Our aggregate loans to any one borrower have been within these limits. At June 30, 2000, our three largest credit relationships with an individual borrower and related entities amounted to $5.5 million, $5.0 million, and $4.9 million; all the loans included in these relationships were performing in accordance with their terms and conditions.

      Single-Family Residential Loans. We utilize a network of mortgage brokers and bankers to originate and buy conventional single-family (one-to-four units) mortgage loans. Conventional loans are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA"). The majority of our single-family mortgage loans are secured by properties located in our primary lending area which includes Montgomery, Bucks and Philadelphia Counties, Pennsylvania. Our residential lending areas have expanded to include northeastern Pennsylvania and central and southern New Jersey. At June 30, 2000, single family mortgage loans amounted to $206.3 million, or 48.04% of our total loan portfolio. Due to our increased focus on other types of lending, the single-family portion of our loan portfolio has significantly decreased during the past five years and we expect this trend to continue.

      Single-family residential mortgage loans which we purchase or originate for sale generally are underwritten with terms conforming to FHLMC/FNMA guidelines. Loans purchased or originated for our portfolio, may conform to these guidelines, may exceed the conforming loan amount for those agencies, or may otherwise not comply with the underwriting standards of the agencies for a variety of reasons, including credit risk.

      Interest rates on our residential mortgages either are fixed for the life of the loan ("fixed-rate") or may change periodically during the life of the loan ("ARM"). Original maturities of fixed-rate loans are generally 10, 15, 20 or 30 years, and have equal monthly payments to repay the loan with interest by the end of the loan term. At June 30, 2000, the fixed-rate portion of our residential mortgage loan portfolio which includes single-family real estate loans and home equity loans, totaled $253.6 million which was 91.0% of the total single-family residential loans outstanding at that date.

      We offer a variety of ARM loans. These loans have a pre-determined interest rate for a specified period of time ranging from one to ten years. After this initial period, the interest rate will adjust on a periodic basis in accordance with a designated index such as the one-year US Treasury yield adjusted to a constant maturity ("CMT") plus a stipulated margin. Also, ARM loans generally carry an annual limit for rate changes of 1% or 2%, and a maximum amount the rate can increase or decrease from the initial rate of 4% to 6% during the life of the loan. From time to time, we offer ARM loans with an initial rate less than the fully-indexed rate (the index at the time of origination plus the stipulated margin). These loans are underwritten based upon the borrower making payments calculated at the fully-indexed rate. Our ARM loans require that any payment adjustment caused by a change in the interest rate result in full amortization of the loan by the end of the original loan term, and no portion of the payment increase is permitted to be added to the principal balance of the loan, so-called negative amortization. At June 30,

2000, $25.0 million or 9.0% of our residential mortgage loan portfolio which includes single-family real estate loans and home equity loans, were adjustable rate.

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

      Home Equity Loans. In recent years, we have increased our emphasis on the origination of home equity loans and lines of credit, due to their shorter maturities (the maximum term of an equity loan is 20 years) and higher interest rates. A home equity loan is a fixed-rate loan where the borrower receives the total loan amount at a closing and makes monthly payments to repay the loan within a specific time period. Home equity lines of credit are a revolving line of credit with a variable rate and no stated maturity date. The borrower may draw on this account (up to the maximum credit amount) and repay this line at any time. At June 30, 2000 we had $72.2 million or 16.81% of the total loan portfolio in home equity loans and lines of credit outstanding. This compares to $54.1 outstanding at June 30, 1999. Of the $72.2 million outstanding at June 30, 2000, $7.5 million were in lines of credit. The unused portion of equity lines of credit was $10.0 million at that date.

      Home equity loans and lines of credit are secured by the borrower's residence, and we generally obtain a second mortgage position on these loans. We offer home equity programs in amounts, when combined with the first mortgage, up to 100% of the value of their property. In addition to originating home equity loans through our branch offices, we purchase these loans from a network of correspondents.

      Commercial Real Estate and Multi-Family Residential Real Estate Loans. At June 30, 2000 commercial and multi-family real estate loans amounted to $102.5 million or 23.87% of the total loan portfolio. This compares to $65.7 million or 17.36% at June 30, 1999.

      Our commercial real estate and multi-family real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, residential properties with five or more units and other properties used for commercial and multi-family purposes located in our market area. Our commercial and multi-family real estate loans seldom exceed $3 million, and as of June 30, 2000, the average commercial and multi-family real estate loan size was $495,000, and the largest loan outstanding was $3.6 million. During the year ended June 30, 2000, our commercial real estate and multi-family loan portfolio grew as the result of originations, purchases and the conversion of loans from construction to permanent status, by $36.8 million, or 56.0%. During the past several years, we have hired commercial lenders, whom we believed are experienced in this area, in our efforts to increase the size of this portfolio.

      Although terms for commercial real estate and multi-family loans vary, our underwriting standards generally allow for terms up to 25 years with monthly amortization over the life of the loan and LTV ratios of not more than 80%. Rates are either fixed or adjustable based upon the 5-year Treasury CMT plus a margin, and fees ranging from 0.5% to 1.50% are charged to the borrower at the origination of the loan. Prepayment fees are charged on most loans in the event of early repayment. Generally we obtain personal guarantees of the principals as additional collateral for commercial real estate and multi-family real estate loans.

      Commercial real estate and multi-family real estate lending involves different risks than single-family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower's business. These risks can be affected by supply and demand conditions in the project's market area of rental housing units, office and retail space, warehouses, and other commercial space. We attempt to minimize these risks by limiting our loans to proven businesses, only considering properties with existing operating performance which can be analyzed, using conservative debt coverage ratios in our underwriting, and periodically monitoring the operation of the business or project and the physical condition of the property.

      Various aspects of a commercial and multi-family loan transaction are evaluated in our effort to mitigate the additional risk in these types of loans. In our underwriting procedures, consideration is given to the stability of the property's cash flow history, future operating projections, current and projected occupancy levels, location and physical condition. Generally we impose a debt service ratio (the ratio of net cash flows from operations before the payment of debt service to debt service) of not less than 115%. We also evaluate the credit and financial condition of the borrower, and if applicable, the guarantor. Appraisal reports prepared by independent appraisers are obtained on each loan to substantiate the property's market value, and are reviewed by us prior to the closing of the loan.

      Construction Loans. We originate construction loans for residential and commercial uses within our market area. We generally limit construction loans to builders and developers with whom we have an established relationship, or who are otherwise known to officers of the Bank. At June 30, 2000, we had $15.0 million, or 3.49% of total loans, in outstanding construction loans. Construction loans outstanding at June 30, 1999 were $7.8 million.

      Our construction loans generally have variable rates of interest, a maximum maturity of three years, and LTV ratios less than 80%. Residential construction loans to developers are made on either a pre-sold or speculative (unsold) basis. Limits are placed on the number of units that can be built on a speculative basis based upon the reputation and financial position of the builder, his/her present obligations, the location of the property and prior sales in the development and the surrounding area. Generally a limit of two to six model homes is placed per project.

      Prior to committing to a construction loan, we require that an independent appraiser prepare an appraisal of the property. We also review and inspect each project at its inception and prior to every disbursement of loan proceeds. Disbursements are made after inspections based upon a percentage of project completion. Monthly payment of interest is required on all construction loans.

      We also make construction loans for the acquisition and development of land for sale (i.e. roads, sewer and water. We make these loans only in conjunction with a commitment for a construction loan for the units to be built on the site. These loans are secured by a lien on the property and are limited to a LTV ratio of 75% of the appraised value. The loans have a variable rate of interest and require monthly payments of interest. The principal of the loan is repaid as units are sold and released. All of our loans of this type are in our market area and are to developers with whom we have established relationships. In most cases, we also obtain personal guarantees from the borrowers.

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

      Commercial Business Loans. At June 30, 2000, we had $25.7 million in business loans (5.98% of gross loans outstanding) compared to $13.0 million at June 30, 1999, an increase of $12.7 million or 97.21%. We began originating loans to small-to-mid-sized businesses in our market area in May 1997. Since that time, we have hired commercial lenders, whom we believe are experienced in this area, to actively solicit commercial business loans as well as commercial real estate and multi-family real estate loans. As a result of these efforts, we anticipate this portion of the loan portfolio will continue to increase as a percentage of the total loan portfolio. We believe that these types of loans assist in our asset/liability management since they generally provide shorter maturities and/or adjustable rates of interest in addition to generally having higher returns to compensate for the additional credit risk associated with the loan.

      Loans which we originate may be either a revolving line of credit or for a fixed term of generally five years or less. Interest rates are either adjustable, indexed to a published prime rate of interest, or fixed. Generally, equipment, machinery, real property or other corporate assets secure the loans. Personal guarantees from the business principals are generally obtained as additional collateral. We also provide loans up to 75% of a business' accounts receivable and up to 50% of its inventory.

      Generally, commercial business loans have been characterized as having higher risks associated with them than single-family loans. This area of lending is relatively new to us. We have hired individuals, whom we believe are experienced in this type of lending, and have implemented policies and procedures which we deem to be prudent.

      Other Consumer Lending Activities. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans such as student loans, loans secured by deposit accounts, automobile loans, and unsecured personal loans. These loans are originated primarily through existing and walk-in customers and direct advertising. At June 30, 2000, $7.8 million, or $1.82% of our total loan portfolio consisted of these types of loans. This compares to $6.4 million of consumer loans, or 1.70% of the total loan portfolio at June 30, 1999.

      Consumer loans generally have higher interest rates and shorter terms than residential loans, however they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. In the fiscal year ended June 30, 2000, charge-offs related to other consumer loans amounted to $31,000.

Asset Quality

      General. As a part of our efforts to maintain asset quality, we have developed and implemented an asset classification system. All of our assets are subject to this classification system. Loans are periodically reviewed and the classifications reviewed at least quarterly by the Asset Quality Committee of the Board of Directors.

      When a borrower fails to make a scheduled payment, we attempt to cure the deficiency by making personal contact with the borrower. Initial contacts are generally made 16 days after the date the payment is due. In most cases, deficiencies are promptly resolved. If the delinquency continues, late charges are assessed and additional efforts are made to collect the deficiency. We generally work with borrowers to resolve such problems, however, when the account becomes 90 days delinquent, we institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

      On loans which we consider the collection of principal or interest payments doubtful, we cease the accrual of interest income ("non-accrual" loans). On loans more than 90 days past due, as to principal and interest payments, it is our policy to discontinue accruing additional interest and reverse any interest currently accrued (unless we determine that the loan principal and interest are fully secured and in the process of collection). On occasion, we may take this action earlier if the financial condition of the borrower raises significant concern with regard to his/her ability to service the debt in accordance with the terms of the loan. Interest income is not accrued on these loans until the borrower's financial condition and payment record demonstrate an ability to service the debt.

      Real estate which we acquire as a result of foreclosure or deed-in-lieu of foreclosure is classified as real estate owned until sold. Real estate owned is recorded at the lower of cost or fair value less estimated selling cost. Costs associated with acquiring and improving a foreclosed property are usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of real estate owned are charged to operations, as incurred.

      Delinquent Loans. The following table sets forth information concerning delinquent loans at the dates indicated. The amounts presented represent the total outstanding principal balances of the related loans rather than the actual payment amounts that are past due.

                                               June 30, 2000     June 30, 1999
                                              ---------------   ---------------
                                               30 to    60 to    30 to    60 to
(Dollars in thousands)                        59 days  89 days  59 days  89 days
------------------------------------------    ---------------   ---------------
Mortgage loans
   Single-family                              $2,289   $  747   $3,534   $  174
   Multi-family and commercial real estate     1,195    1,194    3,389       51
   Construction                                1,432       --       --       --
   Home equity                                   111      202      163       20
Other consumer loans                              37       12       37       13
Business loans                                 1,570      300      198      250
                                              ------   ------   ------   ------
Total                                          6,634    2,455   $7,321   $  508
                                              ------   ------   ------   ------

Loans delinquent 30 to 89 days amounted to $9.1 million at June 30, 2000 compared $7.8 million at June 30, 1999. This increase of $1.3 million or 16.1%, is primarily attributed to the growth of our loan portfolio. Management continues to regularly monitor all delinquent loan activity. Management does not consider the current level of delinquencies to be of any significant concern as, based upon past experience, most of such loans will be returning to fully performing status without going to non-accrual status. In any event, management believes that these loans are adequately collateralized.

      Non-Performing Assets. The following table sets forth information with respect to non-performing assets we have identified, including non-accrual loans and other real estate owned.

                                                                  At June 30,
(Dollars in thousands)                           2000      1999      1998      1997      1996
---------------------------------------------   ------    ------    ------    ------    ------
Accruing loans 90 or more days past due
   Real estate loans                            $    9    $    4    $  142    $  124    $  101
   Other loans                                      --        --        --        --        --
                                                ------    ------    ------    ------    ------
Accruing loans 90 or more days past due              9         4       142       124       101
                                                ------    ------    ------    ------    ------
Non-accrual loans
   Real estate loans
     Single family                                 828     1,006     1,249       374       655
     Multifamily and commercial real estate        140        --        --        54        55
     Construction                                   --        --        --        --        --
     Home equity                                    10        37        --        --        73
   Other consumer loans                             19         8         2        17        34
   Business loans                                  250        13        96     1,346     1,786
                                                ------    ------    ------    ------    ------
Total non-accrual loans                          1,247     1,064     1,347     1,791     2,603
Total non-performing loans                       1,256     1,068     1,489     1,915     2,704
Other real estate owned, net                        --        --        --        --        --
Total non-performing assets                      1,256     1,068     1,489     1,915     2,704
Performing troubled debt restructurings             --        --        --        --        --
                                                ------    ------    ------    ------    ------
Total non-performing assets and troubled debt
restructuring                                   $1,256    $1,068    $1,489    $1,915    $2,704
                                                ------    ------    ------    ------    ------

Non-performing loans to total loans               0.29%     0.28%     0.45%     0.65%     0.96%
Non-performing assets to total assets             0.22%     0.23%     0.37%     0.54%     0.87%

      Classified and Criticized Assets. Federal regulations require that each insured institution classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful," and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of current existing facts, conditions, and values, questionable, and there is a high probability of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Federal regulations also require another unclassified category designated "special mention" to be established and maintained for assets that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful, or loss. At June 30, 2000, we had $2.8 million in assets classified as substandard; no assets were classified as doubtful or loss.

      Allowance for Loan Losses. The allowance for loan losses is maintained at a level we believe is adequate to absorb known and inherent losses in the portfolio. Our determination of the adequacy of the allowance is based upon an evaluation of the portfolio, loss experience, current economic conditions, volume, growth, composition of the portfolio, and other relevant factors. Prior to 1998, the majority of emphasis in our methodology was placed on our past loss experience as well as the other factors previously mentioned. With the expansion of our lending activities into commercial real estate, business, and other consumer loans, we are now including industry-wide loss experience in our process to determine the adequacy of the allowance for loan losses. We believe that due to the changing mix of our loan portfolio and our relative lack of loss experience with these types of loans, considering loan loss data from other banking institutions with loan portfolios similar to ours and in a similar geographic setting will provide us with a more representative approach to evaluating the credit risks in our loan portfolio. The allowance is increased by provisions for loan losses which are charges against income. As shown in the table below, at June 30, 2000, our allowance for loan losses amounted to $3.9 million or 310.91% and 0.91% of our non-performing loans and total loans receivable, respectively. For fiscal year 2000 the increase in the allowance for loan losses was primarily due to the growth of our loan portfolio, the diversification of the loan portfolio and recoveries in the amount $146,000 related to charge-offs from prior periods. For fiscal year 1999 the primary reasons for the increase in our allowance for loan losses were the increase in our total loan portfolio and the continued shift towards loans other than single-family residential. We assess our allowance for loan losses at least quarterly, and make any necessary provision for losses needed to maintain our allowance for losses at a level deemed adequate. We believe that the allowance for losses was adequate at June 30, 2000 based upon the facts and circumstances known to us at that date.

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

      The following table sets forth the activity in our Allowance for Loan Losses for periods indicated.

                                                                      At June 30,
(Dollars in thousands)                              2000       1999       1998        1997       1996
-----------------------------------------------   -------    -------    -------     -------    -------
Allowance for loan loss - beginning of period     $ 3,138    $ 2,665    $ 1,678     $ 1,938    $ 1,728
  Plus: Provision for loan loss                       706        531        993         185        210
  Less: Charge-offs for
    Mortgage loans                                     51         32         --          --         --
    Other consumer loans                               31         23          6           5         --
    Business loans                                      3          3         --         440         --
                                                  -------    -------    -------     -------    -------
  Total charge-offs                                    85         58          6         445         --
  Plus: Recoveries                                    146         --         --          --         --
                                                  -------    -------    -------     -------    -------
Allowance for loan loss - end of period           $ 3,905    $ 3,138    $ 2,665     $ 1,678    $ 1,938
                                                  -------    -------    -------     -------    -------
Allowance for loan loss to total non-performing
loans at the end of the period                     310.91%    293.82%    178.98%      87.62%     71.67%

Allowance for loan loss to total loans               0.91%      0.83%      0.80%       0.57%      0.69%
at the end of the period

Charge-offs to average loans                         0.02%      0.02%        (1)       0.16%        (2)

----------
(1)   less than 0.01%
(2)   no charge-offs during period

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

                                June 30, 2000            June 30, 1999            June 30, 1998
                           ----------------------   ----------------------   ----------------------
                                     Percentage               Percentage               Percentage
                                    Type of loan             Type of loan             Type of loan
(Dollars in thousands)     Amount  to Total loans   Amount  to Total loans   Amount  to Total loans
----------------------     ------  --------------   ------  --------------   ------  --------------
Mortgage loans
  Single-family            $  591          48.04%   $  598          60.14%   $  630          71.41%

  Multifamily and
  commercial real estate    1,230          23.87%      695          17.07%      371           9.39%
  Construction                299           3.49%      346           3.69%      361           4.00%
  Home equity                 482          16.81%      359          14.05%      324          12.15%
                           ------         ------    ------         ------    ------         ------
Total mortgage loans        2,602          92.20%    1,998          94.95%    1,686          96.95%
Other consumer loans           38           1.82%       29           1.67%       28           1.45%
Business loans                382           5.98%      186           3.38%      124           1.60%
Unallocated allowance
for loan losses               883                      925                      827
                           ------                   ------                   ------
Total                      $3,905         100.00%   $3,138         100.00%   $2,665         100.00%
                           ------         ------    ------         ------    ------         ------

                                June 30, 1997            June 30, 1996
                           ----------------------   ----------------------
                                     Percentage               Percentage
                                    Type of loan             Type of loan
(Dollars in thousands)     Amount  to Total loans   Amount  to Total loans
----------------------     ------  --------------   ------  --------------
Mortgage loans
  Single-family            $  253          78.09%   $  501          79.64%

  Multifamily and
  commercial real estate      121           7.63%       --           7.42%
  Construction                188           4.33%       --           5.24%
  Home equity                 128           8.43%      281           6.17%
                           ------         ------    ------         ------
Total mortgage loans          690          98.48%      782          98.47%
Other consumer loans           25           0.96%       --           0.83%
Business loans                138           0.56%       --           0.70%
Unallocated allowance
for loan losses               825                    1,156
                           ------                   ------
Total                      $1,678         100.00%   $1,938         100.00%
                           ------         ------    ------         ------

Securities Activities

      General. Our investment policy is designed, among other things, to assist us in our asset/liability management policy. It emphasizes, principal preservation, favorable returns, maintaining liquidity and flexibility and minimizing credit risk. The policy permits investments in US Government and agency securities, investment grade corporate bonds and commercial paper, municipal bonds, various types of mortgage-backed securities, certificates of deposit and federal funds sold to financial institutions approved by our Board of Directors, equity investments in the FHLB of Pittsburgh, the FNMA, and the FHLMC, and mutual funds with investments in the above described investments.

      Currently, we are not participating in hedging programs, interest rate swaps, caps, collars or other activities involving the use of off-balance sheet financial derivatives. Also, we do not purchase mortgage-backed derivative instruments that would be characterized "high-risk" under OTS regulations at the time of purchase, nor do we purchase corporate obligations, which are not rated investment grade.

      In order to achieve the maximum flexibility with our investment securities, all of our investment securities were classified as Available For Sale ("AFS") for more than the past three fiscal years pursuant to Statement of Financial Accounting Standards No. 115. This accounting pronouncement requires us to classify a security as AFS, Held to Maturity ("HTM"), or trading, at the time of acquisition. Securities being classified as HTM must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. HTM securities are accounted for based upon the historical cost of the security. AFS securities can be sold at any time based upon our needs or judgment as to market changes. AFS securities are accounted for at fair value, unrealized gains and losses on these securities, net of income tax provisions, are reflected in the stockholders' equity section of our Statement of Financial Condition.

      At June 30, 2000, our investment securities amounted to $70.6 million, or 12.60% of total assets. This includes a $3.7 million unrealized loss, net of income tax, due to their classification as available for sale. The portfolio consists primarily of US government agency securities, most with callable features, mortgage-backed pass-through securities, other investments in municipal bonds, equity investments in the FHLB of Pittsburgh and FHLMC, and a mutual fund consisting of adjustable-rate mortgage-backed securities.

      The following table sets forth information on the carrying value and the amortized cost of our securities classified as available for sale at the dates indicated:

                                    June 30, 2000          June 30, 1999           June 30, 1998
                                 -------------------   ---------------------   ---------------------
                                 Amortized  Carrying   Amortized    Carrying   Amortized    Carrying
(Dollars in thousands)              Cost     Value        Cost       Value        Cost       Value
----------------------           ---------  --------   ---------    --------   ---------    --------
Equity securities                 $ 7,528   $ 7,451     $11,068     $11,052     $ 9,940     $ 9,937
US Gov't. and agency securities    33,000    31,025      35,000      33,877      20,004      19,999
Mortgage-backed securities         31,162    29,626      34,229      33,236      17,940      18,079
Municipal bonds                     2,601     2,475       1,999       1,890         100          96
                                  -------   -------     -------     -------     -------     -------
Total                             $74,291   $70,577     $82,296     $80,055     $47,984     $48,111
                                  -------   -------     -------     -------     -------     -------

      Mortgage-Backed Securities. At June 30, 2000, we had mortgage-backed securities totaling $29.6 million. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages. Mortgages are sold by various originators to intermediaries (generally agencies of the US Government and government sponsored enterprises) that pool and repackage the mortgages and sell participation interests in the pools to investors. The servicer of the mortgage loan collects the principal and interest payments and passes those payments through to the intermediary who then remits the payment to the investor. The US Government agencies and government sponsored enterprises, primarily the Government National Mortgage Association ("GNMA"), FNMA and FHLMC, guarantee the timely payment of principal and interest on these securities.

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

      At June 30, 2000, the weighted average life of our mortgage-backed securities was approximately 7 years, based upon assumptions related to the future prepayments of the underlying mortgages. Prepayments that are greater than those projected will shorten the remaining term of the security, while a decrease in the amount of prepayments will lengthen the amount of time until the security matures. Prepayments depend on many factors, including the type of mortgage, the coupon rate, the geographic region, and the general level of market interest rates. During periods of rising interest rates, if the coupon rates of the underlying mortgages are less than prevailing market rates offered on mortgages, refinancings will decrease and prepayments of the underlying mortgages and the security will also decline. Conversely, when market interest rates are falling, and the coupon rate on the underlying mortgage exceeds the prevailing market interest rate for mortgages offered, refinancings tend to increase which will increase the amount of prepayments of the underlying mortgages and the security.

      Our average yield on these securities was 6.29% at June 30, 2000. This yield is computed by decreasing/increasing the amount of interest income collected on the security by the amortization/accretion of the premium/discount associated with the acquisition of the security. In accordance with generally accepted accounting principles, premiums/discounts are amortized/accreted over the estimated remaining life of the security. The yield on the security may vary if the prepayment assumptions used to determine the remaining life differ from actual prepayment experiences. These assumptions are reviewed on a periodic basis to reflect actual prepayments.

      US Government and Agency Securities and Municipal Bonds. At June 30, 2000, we had $31.0 million, which includes approximately $2.0 million in unrealized loss, in securities issued by US government agencies, primarily the FHLB, FNMA, FHLMC, and the Federal Farm Credit Bank. Most of these securities have call features that allow the issuer to redeem these securities at par value prior to their stated maturity. Generally, if the prevailing market interest rate on new issue callable agency securities with similar maturities exceeds the coupon rate of the security with the call feature, the call will not be exercised. Conversely, if the prevailing market interest rate for new issue agency callable securities with similar maturities is below the coupon rate of the security with the call feature, the call will be exercised and the bond will be redeemed. When calls are exercised and bonds redeemed prior to their maturity, we face the risk of re-investing those proceeds into other investments with lower yields or longer terms.

      Municipal bonds held at June 30, 2000 had a carrying value of $2.5 million, and a net unrealized loss of $126,000. These municipal bonds include issues from various townships and school districts located in Pennsylvania.

The following table sets forth certain information regarding the contractual maturities (without regard to any call provisions) of the carrying value of our US Government and government agency securities and municipal bonds at June 30, 2000. The yields on tax-exempt bonds have not been adjusted to taxable equivalent yield.

                              Carrying  Average
(Dollars in thousands)          Value    Yield
----------------------        --------  -------
Maturing in
  One year or less            $   600     4.00%
  1 to 5 years                  7,684     5.91%
  5 to 10 years                14,188     6.56%
  Over 10 years                11,028     6.34%
                              -------     ----
Total                         $33,500     6.29%
                              -------     ----

      Other Investments. Other than mortgage-backed securities and US Government and agency securities, we have investments in various equity securities and mutual funds. These investments totaled $7.5 million and $11.1 million, respectively. The equity securities include stock in the FHLB, FNMA, and FHLMC. The mutual fund investment is backed primarily by investments in adjustable-rate mortgage-backed securities.

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

      Deposits

      The following table sets forth by various interest rate categories, the amount of certificates of deposit at the dates indicated.

(Dollars in thousands)      June 30, 2000      June 30, 1999      June 30, 1998
----------------------      --------------     --------------     --------------

0.00% to 2.99%              $           28     $           32     $          132
3.00% to 3.99%                      16,399             21,817                 12
4.00% to 4.99%                      45,623             67,875             41,261
5.00% to 6.99%                     219,471            153,259            180,858
7.00% to 8.99%                      11,791              8,149              9,133
9.00% and over                          --                 25                606
                            --------------     --------------     --------------
Total                       $      293,312     $      251,157     $      232,002
                            --------------     --------------     --------------

      At June 30, 2000 the total amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $47.3 million. The following table provides information regarding the maturity of these certificates of deposit.

                                  At June 30, 2000, amounts maturing in
                           3 months    3 to 6    6 to 12    Over 12
(Dollars in thousands)      or less    months    months     months      Total
----------------------     --------    ------    -------    -------    --------
                           $ 10,734     4,034     19,526     12,988    $ 47,282

Borrowings.

      We use outside borrowings on to supplement our lending needs. We also use borrowings in a leverage program that allows us to take advantage of arbitrage opportunities when investment returns exceed the cost of borrowings. At June 30, 2000 we had $37.5 million in borrowings outstanding, all of which were from the FHLB of Pittsburgh. Advances from the FHLB of Pittsburgh are secured by our investment in FHLB Stock and a portion of our residential mortgage loan portfolio. The FHLB of Pittsburgh provides an array of borrowing programs which include: fixed or variable rate programs; various fixed terms ranging from overnight to 20 years; and other programs that have callable or putable features attached to them. We intend to utilize borrowings in the future as an alternative source of funds.

      The following table sets forth certain information regarding our outside borrowings for the periods indicated.

                                            As of or for the year ended June 30,
(Dollars in thousands)                           2000       1999       1998
---------------------------------------------    ----       ----       ----
FHLB Advances
  Average balance outstanding                  $38,820    $14,198    $ 9,532
  Maximum amount outstanding at any month end   61,696     19,000     21,000
  Balance outstanding at the end of period      37,517     14,986     21,000
  Average interest rate for period                6.06%      5.44%      5.55%
  Interest rate at end of period                  6.61%      5.33%      5.62%
Other borrowings
  Average balance outstanding                  $    --    $    --    $   263
  Maximum amount outstanding at any month end       --         --        500
  Balance outstanding at the end of period          --         --         --
  Average interest rate for period                  --         --         --
  Interest rate at end of period                    --         --         --

      At June 30, 2000 the maturity terms of the FHLB advances ranged from 17 days to ten years. At June 30, 2000 $4.0 million of FHLB advances were callable at the direction of the FHLB within certain parameters and could be called within one year.

Subsidiaries. Willow Grove Bank is the wholly owned subsidiary of Willow Grove Bancorp, Inc. Willow Grove Bancorp, Inc. is the majority owned subsidiary of Willow Grove Mutual Holding Company.

Employees. At June 30, 2000, we had 146 full-time employees, and 44 part-time employees. None of our employees are represented by a collective bargaining group, and we believe that our relationship with our employees is good.

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

General

      The Bank, as a federally chartered savings institution, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions is prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

      The OTS regularly examines the Bank and prepares reports for consideration by the Bank's Board of Directors on any deficiencies that it may find in the Bank's operations. The FDIC also has the authority to examine the Bank in its role as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage requirements. The OTS' enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Any change in such regulations, whether by the FDIC, OTS or Congress, could have a material adverse impact on the MHC, the Company and the Bank and their operations.

Willow Grove Bancorp, Inc.

      We are a registered savings and loan holding company within the meaning of
Section 10 of the Home Owners' Loan Act ("HOLA") and are subject to OTS examination and supervision as well as certain reporting requirements. In addition, because the Bank's deposits are insured by the SAIF maintained by the FDIC, the Bank is subject to certain restrictions in dealing with us and with other persons affiliated with the Bank.

      Pursuant to regulations of the OTS and the terms of our federal stock charter, our purpose and powers are to pursue any or all of the lawful objectives of a federal mutual holding company and to exercise any of the powers accorded to a mutual holding company. A mutual holding company is permitted to, among other things: (i) invest in the stock of a savings institution; (ii) acquire a mutual institution through the merger of such institution into a savings institution subsidiary of such mutual holding company or an interim savings institution of such mutual holding company; (iii) merge with or acquire another mutual holding company, one of whose subsidiaries is a savings institution; (iv) acquire non-controlling amounts of the stock of savings institutions and savings institution holding companies, subject to certain restrictions; (v) invest in a corporation the capital stock of which is available for purchase by a savings institution under Federal law or under the law of any state where the subsidiary savings institution or institutions have their home offices; (vi) furnish or perform management services for a savings institution subsidiary of such company; (vii) hold, manage or liquidate assets owned or acquired from a savings institution subsidiary of such company; (viii) hold or manage properties used or occupied by a savings institution subsidiary of such company; and (ix) act as a trustee under deed or trust.

      The HOLA prohibits a savings and loan holding company, such as us, directly or indirectly, from (1) acquiring control (as defined) of a savings institution (or holding company thereof) without prior OTS approval, (2) acquiring more than 5% of the voting shares of a savings institution (or holding company thereof) which is not a subsidiary, subject to certain exceptions, without prior OTS approval, or (3) acquiring through merger, consolidation or purchase of assets of another savings institution (or holding company thereof) or acquiring all or substantially all of the assets, another savings institution (or holding company thereof) without prior OTS approval or (4) acquiring control of an uninsured institution. A savings and loan holding company may not acquire as a separate subsidiary a savings institution which has its principal offices outside of the state where the principal offices of its subsidiary institution is located, except (i) in the case of certain emergency acquisitions approved by the FDIC, (ii) if the holding company controlled (as defined) such savings institution as of March 5, 1987 or (iii) when the laws of the state in which the savings institution to be acquired is located specifically authorize such an acquisition. No director or officer of a savings and loan holding company or person owning or controlling more than 25% of such holding company's voting shares may, except with the prior approval of the OTS, acquire control of any savings institution which is not a subsidiary of such holding company.

The Mutual Holding Company

      The MHC as a federal mutual holding company within the meaning of Section 10(o) of the HOLA, is subject to OTS examination and supervision as well as certain reporting requirements. In addition, the OTS has enforcement authority over the MHC and its non-savings bank subsidiaries, if any. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank. The MHC will be subject to the same activities limitations to which we are subject. See " --Willow Grove Bancorp, Inc.."

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

      Under the leverage capital requirement adopted by the OTS, savings banks must maintain "core capital" in an amount equal to at least 3.0% of adjusted total assets. Core capital is defined as common shareholders' equity (including retained earnings), non-cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, plus purchased mortgage servicing rights valued at the lower of 90% of fair market value, 90% of original cost or the current amortized book value as determined under GAAP, and "qualifying supervisory goodwill," less non-qualifying intangible assets.

      Under the risk-based capital requirement, a savings bank must maintain total capital (which is defined as core capital plus supplementary capital) equal to at least 8.0% of risk-weighted assets. A savings bank must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors, which range from 0% for cash and securities issued by the United States Government or its agencies to 100% for repossessed assets or loans more than 90 days past due. Qualifying one-to-four family residential real estate loans and qualifying multi-family residential real estate loans (not more than 90 days delinquent and having an 80% or lower loan-to-value ratio), which at June 30, 2000, represented 71.6% of the total loans receivable, are weighted at a 50% risk factor. Supplementary capital may include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and general allowances for loan losses. The allowance for loan losses includable in supplementary capital is limited to 1.25% of risk-weighted assets. Supplementary capital is limited to 100% of core capital.

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

      The OTS regulations establish special capitalization requirements for savings banks that own service corporations and other subsidiaries, including subsidiary savings banks. According to these regulations, certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks, engaged solely in mortgage-banking activities, or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the Bank's level of ownership, including the assets of includable subsidiaries in which the Bank has a minority interest that is not consolidated for GAAP purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 2000, the Bank had no investments subject to a deduction from tangible capital.

      The OTS amended its risk-based capital requirements that would require institutions with an "above normal" level of interest rate risk to maintain additional capital. A savings bank is considered to have a "normal" level of interest rate risk if the decline in the market value of its portfolio equity after an immediate 200 basis point increase or decrease in market interest rates (whichever leads to the greater decline) is less than two percent of the current estimated market value of its assets. The market value of portfolio equity is defined as the net present value of expected cash inflows and outflows from a bank's assets, liabilities and off-balance sheet items. The amount of additional capital that an institution with an above normal interest rate risk is required to maintain (the "interest rate risk component") equals one-half of the dollar amount by which its measured interest rate risk exceeds the normal level of interest rate risk. The interest rate risk component is in addition to the capital otherwise required to satisfy the risk-based capital requirement. Implementation of this component has been postponed by the OTS. The final rule was to be effective as of January 1, 1994, subject however to a three quarter lag time in implementation. However, in October 1994, the Director of the OTS indicated that the OTS would waive the capital deductions for institutions with a greater than "normal" risk until the OTS published an appeals process. On August 21, 1995, the OTS released Thrift Bulletin 67, which established (i) an appeals process to handle "requests for adjustments" to the interest rate risk component and (ii) a process by which "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to determine their interest rate risk component (See "--Prompt Corrective Action"). The Director of the OTS indicated, concurrent with the release of Thrift Bulletin 67, that the OTS will continue to delay the implementation of the capital deduction for interest rate risk pending the testing of the appeals process set forth in Thrift Bulletin 67.

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

      At June 30, 2000, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 9.0%, 9.0% and 15.7%, respectively.

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

      At June 30, 2000, the Bank was in the "well capitalized" category for purposes of the above regulations.

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

      In addition, OTS regulations require the MHC to notify the OTS of any proposed waiver of its right to receive dividends. It is the OTS' recent practice to review dividend waiver notices on a case-by-case basis, and, in general, not to object to any such waiver if: (I) the MHC's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the MHC members; (ii) the waiver would not be detrimental to the safe and sound operation of the Bank; (iii) for as long as the Company is controlled by the MHC, the dollar amount of dividends waived by the MHC is considered as a restriction on the retained earnings of the Company, which restriction, if material, is disclosed in the public financial statements of the Company as a note to the financial statements; (iv) the amount of any dividend waived by the MHC is available for declaration as a dividend solely to the MHC, and in accordance with Statement of Financial Accounting Standards No. 5, when the Company determines that the payment of such dividend to the MHC is probable, an appropriate dollar amount is recorded as a liability; and (v) the amount of any waived dividend is considered having been paid to the Company in evaluating any proposed dividend under the OTS capital distribution regulations. Effective July 12, 2000, the OTS revised its policy that, in the event the MHC converts to stock form, the appraisal submitted to the OTS in connection with the conversion application takes into account the aggregate amount of the dividends waived by the MHC. Under the revised OTS policy, in the event the MHC converts to stock form, the OTS will no longer require dilution for any dividends waived by the MHC.

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

      Community Reinvestment Act and the Fair Lending Laws. Savings institutions have a responsibility under the CRA and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

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

      Currently, the portion of the QTL test that is based on Section 10(m) of the HOLA rather than the Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Pittsburgh; and direct or indirect obligations of the FDIC. In a recent amendment to the QTL, small business loans, credit card loans, student loans and loans for personal, family and household purposes were allowed to be included without limitation as qualified investments. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 2000, substantially all of the portfolio assets of the Bank were qualified thrift investments.

      Federal Home Loan Bank System. The Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At June 30, 2000 the Bank had $37.5 million of FHLB advances.

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the members' aggregate amount of outstanding advances. At June 30, 2000, the Bank had $3.4 million in FHLB stock, which was in compliance with this requirement.

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

      Federal Reserve System. Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At June 30, 2000, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

      Savings banks are authorized to borrow from a Federal Reserve Bank "discount window," but Federal Reserve Board regulations require savings banks to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from a Federal Reserve Bank.

      Affiliate Restrictions. Section 11 of the HOLA provides that transactions between an insured subsidiary of a holding company and an affiliate thereof will be subject to the restrictions that apply to transactions between banks that are members of the Federal Reserve System and their affiliates pursuant to Sections 23A and 23B of the Federal Reserve Act ("FRA").

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

Federal Securities Law

      Our Common Stock is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, under OTS regulations, generally may not be deregistered for at least three years after the offering. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

                                    TAXATION

Federal Taxation

      General. We are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal taxation is only intended to summarize certain pertinent federal income tax matters and is not a comprehensive description of the applicable tax rules. Our federal income tax returns have been closed without audit by the Internal Revenue Service ("IRS") through 1995.

      We will file a consolidated federal income tax return which includes the Bank. Accordingly, it is anticipated that any cash distributions made by us would be treated as cash dividends, and not as a non-taxable return of capital to stockholders for federal and state tax purposes.

      Method of Accounting. For federal income tax purposes, we report our income and expenses on the accrual method of accounting and file our federal income tax return using a June 30 fiscal year end.

      Bad Debt Reserves. The Small Business Protection Act of 1996 (the "1996 Act") eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the 1996 Act, savings associations must use the specific chargeoff method in computing their bad debt deduction beginning with their 1996 federal tax return. In addition, federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of the Bank's reserve subject to recapture as of June 30, 2000 is approximately $1.6 million.

      Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or ceases to maintain a bank charter.

      At June 30, 2000, the Bank's total federal pre-1988 reserve was approximately $6.2 million. The reserve reflects the cumulative effects of federal tax deductions for which no federal income tax provisions have been made.

      Minimum Tax. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. We have not been subject to the AMT nor do we have any such amounts available as credits for carryover.

      Net Operating Loss Carryovers. We may carry back net operating losses to the three preceding taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning before August 6, 1997. For net operating losses in years beginning after August 5, 1997, such net operating losses can be carried back to the two preceding taxable years and forward to the succeeding 20 taxable years. At June 30, 2000, we had no net operating loss carryforwards for federal income tax purposes.

      Corporate Dividends-Received Deduction. We may exclude from income 100% of dividends received from a member of the same affiliated group of corporations. The corporate dividends received deduction is 80% in the case of dividends received from corporations which a corporate recipient owns less than 80%, but at least 20% of the distribution corporation. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.

State and Local Taxation

      Pennsylvania Taxation. We are subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 1998 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the

Capital Stock Tax is a property tax imposed at the rate of approximately 1.2% of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

      The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act (the "MTIT"), as amended to include thrift institutions having capital stock. Pursuant to the MTIT, the tax rate is 11.5%. The MTIT exempts the Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with generally accepted accounting principles ("GAAP") with certain adjustments. The MTIT, in computing GAAP income, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift's interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes.

Item 2. Properties

      We operate from the following locations:

                                 Owned    Lease         Net Book       Deposits
                                 Or       Expiration    Value at       At
Location                         Leased   Date          June 30, 2000  June 30, 2000
--------                         ------   ----          -------------  -------------
                                                        (Dollars In thousands)
Executive Office:
  Welsh & Norristown Roads(1)
   Maple Glen, PA 19002-8030     Owned    N/a           $1,848         $109,626.
Operations Center:
  100 Witmer Road(2)
   Horsham, PA                   Leased   08/2004       90
Branch Offices:
  1555 West Street Road
   Warminster, PA 18974-3103     Leased   01/2001       27             50,414.
  1141 Ivyland Road
   Warminster, PA 18974-2048     Leased   06/2004       3              19,848.
  9 Easton Road
   Willow Grove, PA 19090-0905   Owned    N/a           628            114,097.
  701 Twining Road
   Dresher, PA 19025-1894        Owned    N/a           792            56,031.
  761 Huntingdon Pike
   Huntingdon Valley, PA
   19006-8399                    Owned    N/a           343            43,208.
  2 N. York Road
   Hatboro, PA 19040-3201        Leased   05/2002       100            21,679.
  1331 Easton Road
   Roslyn, PA 19001              Leased   12/2004       47             6,618.
  11730 Bustleton Avenue
   Philadelphia, PA 19116        Leased   02/2004       32             15,517.
  122 North Main Street(3)
   North Wales, PA 19454         Leased   02/2010       119            5,875.
  8200 Castor Avenue(4)
   Philadelphia, PA 19152        Leased   12/2009       183            9,944.

----------
(1)   Includes adjacent nine acre parcel that could be used for future expansion
(2)   Opened in November 1999.
(3)   Opened in January 2000.
(4)   Opened in March 2000.

Item 3. Legal Proceedings

      The Company is involved in routine legal proceedings in the normal course of business which, in the aggregate, are believed by management to be immaterial to the financial condition and operating results of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      The information required herein, to the extent applicable, is incorporated by reference from page 18 of the Company's 2000 Annual Report to Stockholders (the "2000 Annual Report"), and attached hereto as Exhibit 13.0

Item 6. Selected Financial and Other Data

      The information required herein is incorporated by reference from page 5 of the Company's 2000 Annual Report and attached hereto as Exhibit 13.0.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required herein is incorporated by reference from pages 6 to 12 of the Company's 2000 Annual Report and attached hereto as Exhibit 13.0.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk (Asset/Liability Management)

      The information required herein is incorporated by reference from pages 13 to 16 of the Company's 2000 Annual Report and attached hereto as Exhibit 13.0.

Item 8. Financial Statements and Supplementary Data

      The information required herein is incorporated by reference from page 17 and pages 19 to 43 of the Company's 2000 Annual Report and attached hereto as
Exhibit 13.0.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required herein is incorporated by reference from pages 3 to 6 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on November 9, 2000, which will be filed within 120 days of June 30, 2000 ("Definitive Proxy Statement").

Item 11. Executive Compensation

      The information required herein is incorporated by reference from pages 7 to 10 of the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required herein is incorporated by reference from pages 12 to 13 of the Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions

      The information required herein is incorporated by reference from page 9 of the Definitive Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement, Schedules and Reports on Form 8-K

      (A)   Documents Filed as Part of this Report.

            (1) The following consolidated financial statements are
                incorporated by reference from Item 8 hereof (see Exhibit
                13.0):
                  Independent Auditors' Report
                  Consolidated Statements of Financial Condition as of June 30,
                          2000 and 1999
                  Consolidated Statements of Income for the Years Ended
                          June 30, 2000, 1999 and 1998
                  Consolidated Statements of Changes in Stockholders' Equity and
                          Comprehensive Income for the Years Ended
                          June 30, 2000, 1999 and 1998
                  Consolidated Statements of Cash Flows for the Years Ended
                          June 30, 2000, 1999 and 1998

            (2) Notes to Consolidated Financial Statements. All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

            (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.
                Exhibit Index
                -------------

                2.1           *Plan of Reorganization
                2.2           *Plan of Stock Issuance
                3.1           *Federal Stock Charter of Willow Grove Bancorp,
                                    Inc.
                3.2           *Bylaws of Willow Grove Bancorp, Inc.
                4.0           *Form of Stock Certificate of Willow Grove
                                    Bancorp, Inc.
                10.1          *Form of Employment Agreement entered into between
                                    Willow Grove Bank and Frederick A.
                                    Marcell, Jr.
                10.2          *Form  of Employment Agreement entered into
                                    between Willow Grove Bank and each of
                                    Thomas M. Fewer and John T. Powers
                10.3          *Supplemental Executive Retirement Agreement
                10.4          *Non-Employee Director's Retirement Plan
                10.5        **1999 Stock Option Plan
                            **1999 Recognition and Retention Plan and Trust
                10.6                Agreement
                13.0          2000 Annual Report to Stockholders
                21.0          Subsidiaries of the Registrant - Reference is
                                    made to "Item 1. Business" for the required information
                23.0          Consent of KPMG LLP
                27.0          Financial Data Schedule

                ----------

* Incorporated by reference from the Company's Registration Statement on Form S-1 filed on September 18, 1998, as amended, and declared effective on November 12, 1998.
**    Incorporated by reference from the Company's Definitive Proxy Statement on
      Schedule 14A filed on June 23, 1999.
(b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.
(c)   See (a)(3) above for all exhibits filed herewith and the Exhibit Index.
(d)   There are no financial statements or schedules which were excluded from
      Item 8 which are required to be reported herein.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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


/s/ Elizabeth H. Gemmill                              September 28, 2000
------------------------------------
Elizabeth H. Gemmill
Director


/s/ Lewis W. Hull                                     September 28, 2000
------------------------------------
Lewis W. Hull
Director


/s/ J. Ellwood Kirk                                   September 28, 2000
------------------------------------
J. Ellwood Kirk
Director


/s/ Charles F. Kremp, 3rd                             September 28, 2000
------------------------------------
Charles F. Kremp 3rd
Director


/s/ William W. Langan                                 September 28, 2000
------------------------------------
William W. Langan
Chairman of the Board


/s/ Frederick A. Marcell, Jr.                         September 28, 2000
------------------------------------
Frederick A. Marcell, Jr.
Director, President and Chief Executive Officer


/s/ A. Brent O'Brien                                  September 28, 2000
------------------------------------
A. Brent O'Brien
Director


/s/ Samuel H. Ramsey, III                             September 28, 2000
------------------------------------
Samuel H. Ramsey, III
Director


/s/ William B. Weihenmayer                            September 28, 2000
------------------------------------
William B. Weihenmayer
Director


/s/ Christopher E. Bell                               September 28, 2000
------------------------------------
Christopher E. Bell
Senior Vice President and Chief Financial Officer (principal financial officer)