Form 10-Q
period 2000-09-30
WILLOW GROVE BANCORP INC
filed 2000-11-14
CIK 1070543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________


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

      The Registrant had 5,143,487 shares of Common Stock issued and outstanding as of November 13, 2000.

                           WILLOW GROVE BANCORP, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I FINANCIAL INFORMATION

      Item 1.     Financial Statements (unaudited)

                  Consolidated Statements of Financial Condition at
                  September 30, 2000 and June 30, 2000....................     3

                  Consolidated Statements of Operations - For the Three
                  Months Ended September 30, 2000 and 1999................     4

                  Consolidated Statements of Cash Flows - For the Three
                  Months Ended September 30, 2000 and 1999................     5

                  Notes to Consolidated Financial Statements..............     6

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operation......................     9

      Item 3.     Quantitative and Qualitative Disclosures about Market
                  Risk....................................................    16

PART II OTHER INFORMATION

      Item 1.     Legal Proceedings.......................................    16

      Item 2.     Changes in Securities and Use of Proceeds...............    16

      Item 3.     Defaults upon Senior Securities.........................    17

      Item 4.     Submission of Matters to a Vote of Security Holders.....    17

      Item 5.     Other Information.......................................    17

      Item 6      Exhibits and Reports on Form 8-K........................    17

                           Willow Grove Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

(Dollars in thousands, except share data)

                                                          September 30,   June 30,
Assets                                                         2000         2000
----------------------------------------------------------------------------------
Cash and cash equivalents:
   Cash on hand and non-interest-earning deposits           $   3,115    $   4,442
   Interest-earning deposits                                    8,965       10,239
                                                            ----------------------
   Total cash and cash equivalents                             12,080       14,681
Assets available for sale:
   Securities (amortized cost of $119,627 and
      $74,291, respectively)                                  116,888       70,577
   Loans                                                        4,956       35,753
Loans (net of allowance for loan losses of $3,976
   and $3,905, respectively)                                  432,058      424,940
Accrued income receivable                                       3,187        2,795
Property and equipment, net                                     6,289        6,232
Intangible assets                                               1,437        1,539
Other assets                                                    3,817        3,606
----------------------------------------------------------------------------------
Total assets                                                $ 580,712    $ 560,123

Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------
Deposits                                                    $ 447,922    $ 452,857
Federal Home Loan Bank (FHLB) advances                         64,381       37,517
Advance payments from borrowers for taxes                       1,642        4,725
Accrued interest payable                                        1,718        1,474
Other liabilities                                               2,941        2,907
----------------------------------------------------------------------------------
Total liabilities                                             518,604      499,480
Commitments and contingencies
Stockholders' equity:
   Common stock, $0.01 par value; (25,000,000 authorized;
   5,143,487 issued at September 30 and June 30, 2000)             51           51
Additional paid-in capital                                     22,266       22,270
Retained earnings-substantially restricted                     44,318       43,291
Accumulated other comprehensive income (loss)                  (1,680)      (2,340)
Treasury stock at cost, 50,000 shares and 22,500 shares          (504)        (211)
   at September 30 and June 30, 2000, respectively
Unallocated common stock held by
   employee stock ownership plan (ESOP)                        (1,584)      (1,613)
Common stock held by recognition
   and retention plan trust (RRP)                                (759)        (805)
----------------------------------------------------------------------------------
Total stockholders' equity                                     62,108       60,643
Total liabilities and stockholders' equity                  $ 580,712    $ 560,123
==================================================================================

See accompanying notes to the consolidated financial statements

                           Willow Grove Bancorp, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      For the Three Months Ended
(Dollars in thousands except per share data)                September 30,
                                                      -----------------------
                                                         2000         1999
-----------------------------------------------------------------------------
Interest and dividend income:
   Loans                                              $    9,058   $    7,656
   Securities, primarily taxable                           1,822        1,242
-----------------------------------------------------------------------------
      Total interest income                           $   10,880   $    8,898
-----------------------------------------------------------------------------
Interest expense:
   Deposits                                           $    4,944   $    3,932
   Borrowings                                                858          328
   Advance payment from borrowers for taxes                    5            6
-----------------------------------------------------------------------------
Total interest expense                                $    5,807   $    4,266
-----------------------------------------------------------------------------
Net interest income                                        5,073        4,632
Provision for loan losses                                    110          270
-----------------------------------------------------------------------------
Net interest income after provision for loan losses   $    4,963   $    4,362
-----------------------------------------------------------------------------
Non-interest income:
     Service charges and fees                         $      303   $      253
     Gain on sale of loans available for sale                  4           --
     Gain on sale of securities available for sale            19           --
     Loan servicing income, net                               18            9
-----------------------------------------------------------------------------
Total non-interest income                             $      344   $      262
-----------------------------------------------------------------------------
Non-interest expense:
     Compensation and employee benefits               $    1,999   $    1,571
     Occupancy                                               267          180
     Furniture and equipment                                 161          108
     Federal insurance premium                                23           54
     Amortization of intangible assets                       103          103
     Data processing                                         135          123
     Advertising                                              86           80
     Community enrichment                                     38           38
     Deposit account services                                172          140
     Other expense                                           385          368
-----------------------------------------------------------------------------
Total non-interest expense                            $    3,369   $    2,765
-----------------------------------------------------------------------------
Income before income taxes                            $    1,938   $    1,859
Income taxes                                                 697          652
-----------------------------------------------------------------------------
Net Income                                            $    1,241   $    1,207
=============================================================================
Earnings per share:
    Basic                                             $     0.25   $     0.24
    Diluted                                           $     0.25   $     0.24
Cash dividends declared per share                     $     0.10   $     0.08
Weighted average shares outstanding                    4,860,553    4,951,645
Weighted average diluted shares outstanding            4,860,553    4,951,645

See accompanying notes to the consolidated financial statements

                           Willow Grove Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
(Dollars in thousands)

                                                                      For the Three Months
                                                                      Ended September 30,
                                                                      --------------------
                                                                        2000        1999
------------------------------------------------------------------------------------------
Net cash flows from operating activities:
Net income                                                            $  1,241    $  1,207
 Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation                                                            181         116
   Amortization of premium and accretion of discount, net                 (124)         41
   Amortization of intangible assets                                       102         103
   Provision for loan losses                                               110         270
   Gain on sale of loans available for sale                                 (4)         --
   Gain on sale of securities available for sale                           (19)         --
   Increase in accrued income receivable                                  (392)       (135)
   (Increase)decrease in other assets                                     (465)         88
   Increase(decrease) in accrued interest payable                          244        (167)
   Increase in other liabilities                                            34         121
   Expense of ESOP and RRP                                                 143          --
   Originations and purchases of loans available for sale               (4,399)         --
   Proceeds from sale of loans available for sale                       35,200          --
------------------------------------------------------------------------------------------
 Net cash provided by operating activities                            $ 31,852    $  1,644
------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Net increase in loans                                                (7,660)    (22,275)
   Purchase of securities available for sale                           (46,635)         --
   Proceeds from sales and calls of securities available
   for sale                                                                223       6,506
   Principal repayments of securities available for sale                   933       1,224
   Purchase of property and equipment, net                                (238)       (123)
------------------------------------------------------------------------------------------
 Net cash used in investing activities                                $(53,378)   $(14,668)
------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net decrease in deposits                                             (4,935)        796
   Net increase in FHLB advances with
   original maturity less than 90 days                                   1,000      13,000
   Increase in FHLB advances with original maturity
   greater than 90 days                                                 30,000       7,000
   Repayment of FHLB advances with original maturity
   greater than 90 days                                                 (4,136)        (72)
   Net decrease in advance payments from borrowers for taxes            (3,083)     (2,465)
   Dividends paid                                                         (215)       (186)
   Purchase of Treasury Stock                                              293          --
------------------------------------------------------------------------------------------
 Net cash provided by financing activities                            $ 18,925    $ 18,073
------------------------------------------------------------------------------------------
Net Decrease(increase) in cash and cash equivalents                   $ (2,601)   $  5,049
Cash and cash equivalents:
Beginning of period                                                     14,681       4,889
------------------------------------------------------------------------------------------
End of period                                                         $ 12,080    $  9,938
------------------------------------------------------------------------------------------
Supplemental disclosures of cash and cash flow information:
   Interest paid                                                         5,563       4,433
   Income taxes paid                                                       468         240
Non-cash items:
   Change in unrealized gain (loss) on securities
   available for sale                                                      660        (320)
   (net of taxes of ($316) and $189 in 2000 and 1999, respectively)
   Loans transferred to other real estate owned                             62         281

See accompanying notes to the consolidated financial statements

                           WILLOW GROVE BANCORP, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

      Description of Business

      In 1998, Willow Grove Bancorp, Inc. (the "Company) completed the reorganization of Willow Grove Bank (the "Bank") into the federal mutual holding company form of ownership whereby the Bank converted into a federally chartered stock savings bank as a wholly owned subsidiary of the Company, and the company became a majority owned subsidiary of Willow Grove Mutual Holding Company (the "MHC").

      The Company provides a full range of banking services through the Bank's eleven branches in Montgomery, Bucks, and Philadelphia counties in Pennsylvania. All of the branches are full-service and offer commercial and retail banking products and services. These products include checking accounts (interest-bearing and non-interest-bearing), savings accounts, and certificates of deposit, business loans, real estate loans, and consumer loans. The Company is subject to competition from other financial institutions and other companies that offer financial services. The Company is subject to the regulations of certain federal agencies and undergoes periodic examinations by these regulatory authorities.

2. Basis of Financial Statement Presentation

      The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period ended June 30, 2000. The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

      In preparing the financial statements, management is required to make certain estimates and assumptions that affect the carrying values of certain assets and liabilities, and revenues and expenses for the reporting periods contained herein, in particular the allowance for loan losses. Actual results could differ from such estimates.

3. Earnings Per Share

      Earnings per share, basic and diluted, were $0.25 and $0.25, respectively, for the three months ended September 30, 2000. This compares to basic and diluted earnings per share of $0.24 and $0.24, respectively, for the three months ended September 30, 1999.

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

                                                      Three Months                  Three Months
                                                  Ended September 30,           Ended September 30,
                                                          2000                          1999
                                               ------------- -------------- -------------- -----------
                                                      (Dollars in thousands, except share data)
                                               ------------- -------------- -------------- -----------
                                                  Basic         Diluted         Basic        Diluted
                                               ------------- -------------- -------------- -----------
Net Income                                     $     1,241    $     1,241    $     1,207   $     1,207
Dividends on unvested common stock awards               (9)            (9)            --            --
                                               -----------    -----------    -----------   -----------
Adjusted net income used in EPS calculations   $     1,232    $     1,232    $     1,207   $     1,207
Weighted average shares outstanding              4,860,553      4,860,553      4,951,645     4,951,645
Effect of dilutive securities:
     Options                                            --         20,544             --            --
     Unvested common stock awards                       --         83,018             --            --
                                               -----------    -----------    -----------   -----------
Adjusted weighted average shares used in
     EPS computation                             4,860,553      4,964,115      4,951,645     4,951,645
                                               ===========    ===========    ===========   ===========

Earnings per share                             $      0.25    $      0.25    $      0.24   $      0.24

4. Loan Portfolio

      The Bank's loan portfolio consisted of the following at the dates indicated:

                                           Sept. 30, 2000                June 30, 2000
                                     -------------------------    -------------------------
(Dollars in thousands)                           Percentage of                Percentage of
                                      Amount             Total     Amount             Total
-------------------------------------------------------------------------------------------
Mortgage loans:
Single-family residential            $ 204,186            46.7%   $ 206,340            48.0%
Multi-family residential                20,834             4.8%      21,437             5.0%
Commercial real estate                  87,200            20.0%      81,076            18.9%
Construction                            17,079             3.9%      14,973             3.5%
Home Equity                             74,372            17.0%      72,217            16.8%
-------------------------------------------------------------------------------------------
Total mortgage loans                 $ 403,671            92.4%   $ 396,043            92.2%
-------------------------------------------------------------------------------------------
Other consumer loans                     8,552             2.0%       7,818             1.8%
Commercial business loans               24,510             5.6%      25,683             6.0%
-------------------------------------------------------------------------------------------
Total loans receivable               $ 436,733           100.0%   $ 429,544           100.0%
Less:
    Allowance for loan losses           (3,976)                      (3,905)
    Deferred loan origination fees        (699)                        (699)
-------------------------------------------------------------------------------------------
Loans receivable, net                $ 432,058                    $ 424,940
-------------------------------------------------------------------------------------------

5. Securities

      The amortized cost of available-for-sale securities and their estimated fair values at September 30, 2000 and June 30, 2000 are as follows:

                                            September 30, 2000
                              --------------------------------------------------
                              Amortized   Unrealized   Unrealized     Estimated
(Dollars in Thousands)           Cost        Gains       Losses       Fair Value
---------------------------------------    --------     --------      ----------

Equity securities              $  7,827     $     16     $    (58)     $  7,785
US government and government     37,513           30       (1,505)       36,038
   agency securities
Mortgage backed securities       72,285           36       (1,156)       71,165
Municipal securities              2,002           82         (102)        1,900
                               --------     --------     --------      --------
Total                          $119,627     $     82     $ (2,821)     $116,888
                               ========     ========     ========      ========

                                               June 30, 2000
                              --------------------------------------------------
                              Amortized   Unrealized   Unrealized     Estimated
(Dollars in Thousands)           Cost        Gains       Losses       Fair Value
---------------------------------------    --------     --------      ----------

Equity securities              $  7,528     $     --     $    (77)     $  7,451
US government and government     33,000           --       (1,975)       31,025
   agency securities
Mortgage backed securities       31,162           --       (1,536)       29,626
Municipal securities              2,601           --         (126)        2,475
                               --------     --------     --------      --------
Total                          $ 74,291     $     --     $ (3,714)     $ 70,577
                               ========     ========     ========      ========

6. Recent Accounting Pronouncements

      Accounting for Derivative Instruments and Hedging Activities

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or an unrecognized firm commitment, (b) a hedge of an exposure to variable cash flows of a forecasted transaction, or (c) a hedge of a foreign currency exposure. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on July 1, 2000. The Company has determined that there is no impact on operations, financial condition, and equity as a result of the adoption of SFAS No. 133.

      Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

      In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement supercedes and replaces the guidance in SFAS No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, although it carries over most of SFAS No. 125's provisions without reconsideration.

      The SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000 and is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. The Company has not yet determined the impact, if any, of this statement on the Company's financial condition, equity, results of operations, or disclosure.

7. Comprehensive Income

      The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only component of other comprehensive income is the change in the estimated fair value of investment securities available-for-sale.

                                                           Three Months Ended
(Dollars in thousands)                                        September 30,
-------------------------------------------------------------------------------
                                                          2000           1999
-------------------------------------------------------------------------------
Comprehensive income:
Net income                                               $ 1,241        $ 1,207
Other comprehensive income (loss) net of tax
    Net change in unrealized gain (loss)                     660           (320)
-------------------------------------------------------------------------------
Total comprehensive income:                              $ 1,901        $   887
-------------------------------------------------------------------------------

8. Dividends

      On July 25, 2000, the Company declared a dividend on its common stock of $0.10 per share payable on August 25, 2000 to owners of record on August 11, 2000. The MHC, which owns 2,812,974 shares of common stock, waived its portion of this dividend, reducing the actual dividend payout amount to $215,000. The dollar amount of dividends waived by the MHC is considered a restriction of retained earnings of the Company. The amount of any dividend waived by the MHC shall be available for declaration of a dividend solely to the MHC. At September 30, 2000, the cumulative amount of dividends waived by the MHC was $1.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Form 10-Q contains certain forward-looking statements and information based upon our beliefs as well as assumptions we have made. In addition, to those and other portions of this document, the words "anticipate," "believe," "estimate," "expect," "intend," "should," and similar expressions, or the negative thereof, as they relate to us are intended to identify forward-looking statements. Such statements reflect our current view with respect to future looking events and are subject to certain risks, uncertainties, and assumptions. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. We do not intend to update these forward-looking statements.

Changes in Financial Condition

      General. Total assets of the Company increased by $20.6 million or 3.7% to $580.7 million at September 30, 2000 compared to $560.1 million at June 30, 2000. The increase in assets resulted from loans increasing $7.1 million or 1.7% and securities available for sale ("AFS") increasing $46.3 million or 65.6% primarily as a result of adjustable rate securities purchased utilizing proceeds from a $35.0 million fixed rate loan sale during the quarter. Total liabilities amounted to $518.6 million, an increase of 3.8% from June 30, 2000. Deposits declined $4.9 million or 1.1% to $447.9 million while borrowings increased $26.9 million during the quarter. Total stockholders' equity increased to $62.1 million at September 30, 2000, which included the purchase of 27,500 additional shares of treasury stock as part of an ongoing stock repurchase program.

      Cash and cash equivalents. Cash and cash equivalents amounted to $12.1 million and $14.7 million at September 30, 2000 and June 30, 2000, respectively. Cash decreases during the period were primarily a result of funding loan growth.

      Assets Available for Sale. At September 30, 2000, assets that were classified AFS consisted of securities totaling $116.9 million and loans totaling $5.0 million. This compares to $70.6 million in AFS securities and $35.8 million in AFS loans at June 30, 2000. The increase of $46.3 million or 65.6% in AFS securities and the decrease of $30.8 million or 86.1% in AFS loans were primarily a result of adjustable rate securities purchased with proceeds from a $35.0 million fixed rate loan sale during the quarter. At September 30, 2000 the Company had unrealized losses on securities available for sale of $2.7 million compared to unrealized losses on securities available for sale of $3.7 million at June 30, 2000. The decrease in unrealized losses is a result of decreases in the general level of interest rates.

      Loans. The net loan portfolio of the Company increased from $424.9 million at June 30, 2000 to $432.1 million at September 30, 2000. The increase in the Company's net loan portfolio was due, in large part, to the Company's continuing efforts to expand its lending activities with a concentrated effort to expand multi-family, commercial real estate, consumer and business loans. However, the decline in multi-family and business loans for the three-month period ended September 30, 2000, in managements opinion, is temporary in nature.

      During the three months ended September 30, 2000, the Company's commercial real estate mortgage loans increased by $6.1 million or 7.6%, construction loans increased $2.1 million or 14.1%, home equity loans increased $2.2 million or 3.0%, single-family residential mortgage loans decreased by $2.2 million or 1.0% and multi-family loans decreased $603 thousand or 2.8%. During the same period, the Company's other consumer loans increased $734 thousand or 9.4% and commercial business loans decreased $1.2 million or 4.6%. Such changes in the Bank's loan portfolio reflect the Company's continuing efforts to diversify its loan portfolio and increase its holdings in loans that generally have higher yields and shorter terms to maturity and/or repricing than single-family residential mortgage loans. However, commercial real estate loans, multi-family residential mortgage loans, construction loans, home equity loans and other consumer loans all generally are deemed to have increased credit risk characteristics in comparison to single-family residential mortgage loans.

      The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans and other real estate owned.

                                                      September 30,     June 30,
                                                          2000           2000
                                                      --------------------------
                                                         (Dollars in Thousands)
Accruing loans past due 90 days or more
   Mortgage loans                                        $  100         $    9
   Other consumer loans                                       6             --
                                                         ------         ------
      Total                                              $  106         $    9
                                                         ------         ------
Non-accrual loans:
   Mortgage loans
   Single-family residential                             $1,130         $  828
   Multifamily and Commercial Real Estate                    --            140
   Construction                                             466             --
   Home Equity                                              194             10
   Other consumer loans                                       2             19
   Commercial business loans                                 --            250
                                                         ------         ------
      Total                                              $1,792         $1,247
                                                         ------         ------
Total non-performing loans                               $1,898         $1,256
                                                         ------         ------
Total non-performing assets                              $1,898         $1,256
                                                         ------         ------

      Intangible Assets. The Company's intangible assets amounted to $1.4 million and $1.5 million at September 30, 2000 and June 30, 2000, respectively. Such assets are comprised of goodwill and a core deposit intangible resulting from the Bank's purchase of three branch offices from another institution in March 1994. The goodwill is being amortized on a straight-line basis over a 15-year period while the core deposit intangible is being amortized over 10 years.

      Deposits. The Company's total deposits decreased by $4.9 million, or 1.1%, to $447.9 million at September 30, 2000 compared to $452.9 million at June 30, 2000. The reduction was primarily a result of increased competition for deposits in a rising rate environment. Savings accounts declined $1.2 million or 2.2%, checking accounts declined $2.6 million or 3.5% and certificates of deposit decreased $1.1 million or less than 1%. The Company intends to continue its marketing efforts promoting core deposits to help fund asset growth and believes the decline in deposit balances during the three-months ended September 30, 2000 is temporary in nature.

      Federal Home Loan Bank Advances. The Company utilizes advances from the FHLB of Pittsburgh primarily as an additional source of funds to meet loan demand. FHLB advances increased $26.9 million or 71.6% to $64.4 million at September 30, 2000 compared to $37.5 million at June 30, 2000. We also use FHLB advances to fund certain investments approved by our Board of Directors. At September 30, 2000 $15.0 million in borrowings were designated to fund these strategies compared to $10.0 million outstanding at June 30, 2000.

      Equity. Total stockholders' equity of the Company amounted to $62.1 million or 10.7% of assets at September 30, 2000 compared to $60.6 million or 10.8% of total assets at June 30, 2000. The increase of $1.5 million or 2.4% was attributed to increases in net income and a reduction in net unrealized losses on securities available for sale partially offset by dividends paid and treasury stock purchased. Net income for the quarter ended September 30, 2000 was $1.2 million. Total stockholders' equity of the Company included net unrealized losses, net of taxes, of $1.7 million and $2.3 million on securities available for sale at September 30, 2000 and June 30, 2000, respectively. The Company paid cash dividends of $0.10 per share during the quarter ended September 30, 2000. These regular dividends totaled $215,000. The Company acquired 27,500 shares of additional Treasury stock during the quarter at an average per share price of $10.65.

      As of September 30, 2000, the Company had repurchased 50,000 shares of its common stock in connection with its authorization to repurchase 10% of its common stock, or 233,000 shares. Management will continue to repurchase shares of common stock under this authorization as market conditions warrant.

      Results of Operations

      General - Net income for the three-month period ended September 30, 2000 was $1.2 million. This compares to similar net income of $1.2 million for the respective prior year period. Net interest income grew as a result of a continuing larger interest-earning asset base. For the three-month period ended September 30, 2000, there was a reduction in provision for loan loss and an increase in non-interest income compared to the same prior year period. For the three-month period ended September 30, 2000 the increase in net interest income was offset by increases in non-interest expense compared to the same prior year period. Return on average assets and return on average equity were 0.85% and 7.94%, respectively, for the three-months ended September 30, 2000. This compares to return on average assets and return on average equity of 1.00% and 8.16%, respectively, for the comparable prior year period.

      Net Interest Income - Net interest income is determined by our interest rate spread (i.e., the difference between the yields on interest-earning assets and the rates paid on interest-bearing liabilities) and also the amount of interest-earning assets relative to interest-bearing and non-interest-bearing deposit liabilities.

      For the three-month period ended September 30, 2000, net interest income increased $441,000 or 9.5% compared to the three-month period ended September 30, 1999. During the three-month period ended September 30, 2000, the increase in net interest income was a result of increased volume of interest-earning assets compared to interest-bearing liabilities. The benefits associated with volume increases of interest-earning assets were partially offset by a decline in interest rate spread and by a slight decline in the ratio of interest-earning assets to interest-bearing liabilities. Interest rate spread declined 36 basis points to 2.72% at September 30, 2000 compared to 3.08% at September 30, 1999. The decrease in interest rate spread is a result of increased interest costs associated with fundings, specifically certificates of deposit and borrowings, in excess of increased yields associated with interest-earning assets.

      Average interest-earning assets increased $86.1 million or 18.2% for the three-months ended September 30, 2000 compared to the respective prior year period. The increase in interest-earning assets more than offset the increase in interest-bearing liabilities which, for the three-month period ended September 30, 2000, increased on average $74.2 million over the same period one year ago. However, the ratio of average interest-earning assets to average interest-bearing liabilities declined 108 basis points to 121.67% for the three-month period ended September 30, 2000 compared to 122.75% at September 30, 1999. This decrease is primarily a result of growth in interest-earning assets funded with interest-bearing liabilities as opposed to other non-interest bearing liability sources such as capital as was the case in respective prior periods. For the three-month period ended September 30, 2000, the decline in interest rate spread combined with the decline in interest-earning assets to interest-bearing liabilities reduced net interest margin. Net interest margin declined 33 basis points from 3.94% for the three-month period ended September 30, 1999 to 3.61% for the three-month period ended September 30, 2000.

      The following table presents the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three-month period ended September 30, 2000 and 1999. The Company maintained average balances of tax exempt securities of $2.6 million and $2.0 for the periods ending September 30, 2000 and 1999, respectively, for which the tax exempt yield has not been adjusted to a taxable equivalent yield. Loans receivable include non-accrual loans. [OBJECT OMITTED]

                                                                    Three Months Ended September 30,
==========================================================================================================================
(Dollars in thousands)                                       2000                                      1999
==================================================================================   =====================================
                                               Average                   Average      Average                    Average
                                               Balance    Interest     Yield/Cost     Balance     Interest     Yield/Cost
                                              --------    --------     ----------     -------     --------     ----------
Interest-Earning Assets:
Loans Receivable:
   Mortgage loans                             $411,219    $  8,263           8.04%    $367,925    $  7,220           7.85%
   Other Consumer loans                          8,223         147           7.09%       6,582         116           6.99%
   Commercial loans                             24,731         648          10.40%      13,236         320           9.59%
                                              --------------------                    --------------------
      Total Loans                             $444,173    $  9,058           8.09%    $387,743    $  7,656           7.83%
Securities                                    $105,722    $  1,768           6.63%    $ 78,776    $  1,215           6.12%
Other interest-earning assets                    7,986          54           2.68%       5,263          27           2.04%
                                              --------------------                    --------------------
      Total interest-earning assets           $557,881    $ 10,880           7.74%    $471,782    $  8,898           7.48%
                                                          --------                                --------
Noninterest-earning assets                      12,992                                  11,096
                                              --------                                --------
      Total assets                            $570,873                                $482,878
                                              ========                                ========

Interest-bearing liabilities:
Deposits:
   NOW and money market accounts              $ 59,201    $    344           2.31%    $ 58,257    $    337           2.30%
   Savings accounts                             52,509         272           2.06%      49,577         255           2.04%
   Certificates of deposit                     292,310       4,328           5.87%     249,428       3,340           5.31%
                                              --------------------                    --------------------
      Total deposits                          $404,020    $  4,944           4.85%    $357,262    $  3,932           4.37%
Total borrowings                                50,818         858           6.70%      23,676         328           5.50%
Total Escrows                                    3,674           5           0.54%       3,398           6           0.70%
                                              --------------------                    --------------------
      Total interest-bearing liabilities      $458,512    $  5,807           5.02%    $384,336    $  4,266           4.40%
                                                          --------                                --------
Noninterest bearing liabilities                 48,226                                  37,582
                                              --------                                --------
      Total liabilities                       $506,738                                $421,918
      Total equity                              64,135                                  60,960
                                              --------                                --------
      Total liabilities and equity            $570,873                                $482,878
                                              ========                                ========
Net interest-earning assets                   $ 99,369                                $ 87,446
Net interest income/interest rate spread                  $  5,073           2.72%                $  4,632           3.08%
                                                          ========================                =========================
Net interest margin                                                          3.61%                                   3.94%
                                                                     =============                              ==========
Ratio of average interest-earning assets
   to average interest-bearing liabilities                                 121.67%                                 122.75%
                                                                     -------------                              ----------

      Interest Income - Interest income on loans increased $1.4 million or 18.3% for the three-month period ended September 30, 2000 compared to the three-month prior year period. The increase in average loan balances combined with increase in average loan rates was primarily responsible for the increase in income. Interest income on securities and other interest-earning assets increased $580,000 or 46.7% for the three-month period ended September 30, 2000 compared to the respective prior year period. The increase in average securities balances and increase in average securities rates accounted for the increase during the three-month period ended September 30, 2000 compared to the three-month period ended September 30, 1999.

      Interest Expense - Interest expense on deposit accounts increased $1.0 million or 25.7% for the three-months ended September 30, 2000 compared to the three-month prior year period. The increase in average balances on deposits and increase average deposit rates were primarily responsible for the increase. Interest expense on borrowings increased $530,000 or 161.6% for the three-month period ended September 30, 2000 compared to the respective prior year period. The increase in borrowings was in part to provide an additional source of funds to the Company for the purpose of originating loans in our market area as part of our plan to diversify the loan portfolio and to replace what management believes is the temporary loss of deposits. Management has continued its attempts to be competitive with interest rates paid on deposits in the Company's market area and maintains an optimistic outlook with respect to its' efforts to acquire additional deposits in the future.

      Provision for Loan Losses - The Company's provision for loan losses was $110,000 for the three-month period ended September 30, 2000. This compares to a provision for loan losses of $270,000 for the comparable prior year period ended September 30, 1999. The decline in provision for loan loss was a result primarily of fewer new loan originations in the three-month period ended September 30, 2000 compared to the three-month period ended September 30, 1999. The ratio of allowance for loan losses to net loans increased eight basis points or 9.7% to .91% at September 30, 2000 compared to .83% at September 30, 1999. The allowance coverage ratio increase is a result of continued loan growth and the Company's desire to make appropriate provisions given the increasing inherent risk of a diversifying loan portfolio.

                                                             For the Three
                                                             Months Ended
                                                             September 30,
                                                          --------------------
                                                           2000         1999
-------------------------------------------------------------------------------
                                                          (Dollars in Thousands)
Allowance at beginning of period                          $3,905       $3,138
                                                          ------       ------
  Provisions                                                 110          270
  Charge-offs:
     Mortgage loans                                            4           51
     Non-mortgage loans                                       35           13
     Commercial business loans                                --           --
                                                          ------       ------
   Total charge-offs                                          39           64
   Recoveries                                                 --           --
                                                          ------       ------
Allowance for loan losses at end of period                $3,976       $3,344
                                                          ------       ------

Allowance for loan losses to total non-performing
   loans at end of period                                 209.48%      206.80%
                                                          ------       ------
Allowance for loan losses  to loans net of deferred
   fees at end of period                                    0.91%        0.83%
                                                          ------       ------
Ratio of charge-offs to average loans                       0.01%        0.02%
                                                          ------       ------

      Non-interest Income - Non-interest income increased $82,000 or 31.3% for the three-month period ended September 30, 2000. Increases in service fees and charges accounted for 61% of the increase while gains on AFS securities, gains on AFS loans and net loan servicing income contributed to the remainder of the increase.

      Non-interest Expense - Non-interest expense, increased $604,000 or 21.8% for the three-month period ended September 30, 2000 compared to the similar period in the prior year. Compensation and employee benefits expense increased $428,000 or 27.2% due to general increases in salary levels, compensation charges related to the ESOP, RRP and the increase in Company employees as a result of operation of two additional banking offices and the expansion of our lending function to support the Company's loan diversification plan. Occupancy and furniture and fixture expensed increased $140,000 or 48.6% as a result of management's continuing efforts to update equipment and facilities and the operation of two additional banking offices and an operations center to better service the Company's needs. Deposit account services expense increased $32,000 or 22.9% as a result of the growth of additional accounts associated with two additional banking offices as well as continued efforts in acquiring core deposit accounts. All other non-interest operating expenses, in the aggregate, increased $4,000 or less than 1%.

      Income Tax - The provision for income taxes was $697,000 for the three-month period ended September 30, 2000. This compares to $652,000 for the three-month period ended September 30, 1999. The increase in provisions for taxes primarily relates to increases in pre-tax income for the corresponding three-month period ended September 30, 2000 compared to the respective prior year period.

Liquidity and Commitments

      The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Company's primary sources of funds are deposits, amortizations, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. The Company also utilizes borrowings, generally in the form of FHLB advances, as a source of funds. While scheduled payments from the amortization of loans and mortgage related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in short-term interest-earning assets which provide liquidity to meet lending requirements.

      Liquidity management is both a daily and long term function of business management. Excess liquidity is generally invested in short-term investments such as U.S. Treasury securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities. At September 30, 2000, the total approved investment and loan origination commitments outstanding amounted to $21.7 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2000 totaled $216.0 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company has the ability to utilize borrowings, typically in the form of FHLB advances as an additional source of funds. The maximum borrowing capacity available to the Company from the Federal Home Loan Bank was $242.4 million, based on qualifying collateral. The Company is required to maintain a minimum of 4% of its assets in regulatory eligible liquid investments. As of September 30, 2000, the Company had 25.4% in eligible liquid investments. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

Capital

      At September 30, 2000 and June 30, 2000, the Bank had regulatory capital which was well in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank's actual capital levels are detailed below:

                                                                                        To be Well
                                                                 For Capital         Capitalized Under
                                                                  Adequacy           Prompt Corrective
                                    Actual Capital                Purposes           Action Provisions
                                 ---------------------    ---------------------    ---------------------
                                   Amount        Ratio      Amount        Ratio      Amount        Ratio
                                 ---------------------    ---------------------    ---------------------
                                                          (Dollars in thousands)
As of September 30, 2000
Tangible capital                 $  51,989        8.9%    $   8,719        1.5%    $  11,625        2.0%
  (to tangible assets)
Core capital                        51,989        8.9%       23,261        4.0%       29,076        5.0%
  (to adjusted tangible assets)
Tier I capital                      51,989       15.2%          N/A        N/A        20,526        6.0%
  (to risk-weighted assets)
                                    55,965       16.4%       27,368        8.0%       34,211       10.0%
  (to risk-weighted assets)

  Risk-based capital
As of June 30, 2000
Tangible capital                 $  50,611        9.0%    $   8,399        1.5%    $  11,199        2.0%
  (to tangible assets)
Core capital                        50,611        9.0%       22,431        4.0%       28,039        5.0%
  (to adjusted tangible assets)
Tier I capital                      50,611       14.6%          N/A        N/A        20,815        6.0%
  (to risk-weighted assets)
Risk-based capital                  54,516       15.7%       27,753        8.0%       34,692       10.0%
  (to risk-weighted assets)

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report for the year ended June 30, 2000. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company's portfolio equity. Management closely monitors interest rate risk and takes appropriate short-term actions to maintain this risk at acceptable levels while focusing on a longer-term loan diversification plan, which concentrates on the acquisition of shorter maturity or repricing assets.

      During the quarter ended September 30, 2000, the Company sold approximately $35 million in fixed-rate single-family mortgage loans and reinvested the proceeds of this sale into adjustable-rate mortgage-backed securities. The Company expects the results of this transaction to reduce its interest rate sensitivity as measured by the OTS Net Portfolio Model.

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

(b)   Not applicable.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           WILLOW GROVE BANCORP, INC.


Date: November 14, 2000           By: /s/ Frederick A. Marcell Jr.
                                      ------------------------------------------
                                      Frederick A. Marcell Jr.
                                      President and Chief Executive Officer


Date: November 14, 2000           By: /s/ Christopher E. Bell
                                      ------------------------------------------
                                      Christopher E. Bell
                                      Senior Vice President and Chief Financial
                                      Officer