Form 10-Q
period 2000-12-31
WILLOW GROVE BANCORP INC
filed 2001-02-14
CIK 1070543

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended DECEMBER 31, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________ to ________


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

         YES  [X ]         NO  [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The Registrant had 5,143,487 shares of common stock issued and outstanding as of February 13, 2001.

                           WILLOW GROVE BANCORP, INC.

                                      INDEX

                                                                                                           PAGE NO.
PART I                     FINANCIAL INFORMATION                                                           --------


         Item 1.           Financial Statements (unaudited)

                           Consolidated Statements of Financial Condition at
                           December 31, 2000 and June 30, 2000............................................        3

                           Consolidated Statements of Operations - For the Three
                           and Six Months Ended December 31, 2000 and 1999................................        4

                           Consolidated Statements of Cash Flows - For the Six
                           Months Ended December 31, 2000 and 1999........................................        5

                           Notes to Consolidated Financial Statements.....................................        6

         Item 2.           Management's Discussion and Analysis of Financial
                           and Results of Operation.......................................................       10

         Item 3.           Quantitative and Qualitative Disclosures about Market Risk.....................       19

PART II  OTHER INFORMATION

         Item 1.           Legal Proceedings .............................................................       20

         Item 2.           Changes in Securities and Use of Proceeds......................................       20

         Item 3.           Defaults upon Senior Securities................................................       20

         Item 4.           Submission of Matters to a Vote of Security Holders............................       20

         Item 5.           Other Information .............................................................       20

         Item 6            Exhibits and Reports on Form 8-K...............................................       21

                           WILLOW GROVE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

(Dollars in thousands, except share data)




ASSETS                                                                              December 31, 2000      June 30, 2000
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents:
       Cash on hand and non-interest-earning deposits                                         $ 6,840            $ 4,442
       Interest-earning deposits                                                                9,332             10,239
                                                                                   --------------------------------------
       Total cash and cash equivalents                                                         16,172             14,681
Assets available for sale:
       Securities (amortized cost of $110,386 and $74,291, respectively)                      109,874             70,577
       Loans                                                                                    1,981             35,753
Loans (net of allowance for loan losses of $8,327 and $3,905, respectively)                   438,832            424,940
Accrued income receivable                                                                       3,801              2,795
Property and equipment, net                                                                     6,158              6,232
Intangible assets                                                                               1,389              1,540
Other real estate owned                                                                           145                  -
Other assets                                                                                    4,603              3,605
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                $ 582,955          $ 560,123

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------
Deposits                                                                                    $ 459,353          $ 452,857
Federal Home Loan Bank (FHLB) advances                                                         54,742             37,517
Advance payments from borrowers for taxes                                                       2,889              4,725
Accrued interest payable                                                                        2,004              1,474
Other liabilities                                                                               2,576              2,907
-------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                             521,564            499,480
Commitments and contingencies
Stockholders' equity:
       Common stock, $0.01 par value; (25,000,000 authorized;
        5,143,487 issued at December 31 and June 30, 2000)                                         51                 51
Additional paid-in capital                                                                     22,265             22,270
Retained earnings-substantially restricted                                                     42,699             43,291
Accumulated other comprehensive income (loss)                                                    (314)            (2,340)
Treasury stock at cost, 96,000 shares and 22,500 shares
    at December 31 and June 30, 2000, respectively                                             (1,044)              (211)
Unallocated common stock held by
      employee stock ownership plan (ESOP)                                                     (1,554)            (1,613)
Common stock held by recognition
      and retention plan trust (RRP)                                                             (712)              (805)
-------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                     61,391             60,643
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 582,955          $ 560,123
-------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           WILLOW GROVE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        For the Three Months Ended       For the Six Months Ended
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                  December 31,                    December 31,
                                                       -----------------------------------------------------------
                                                                2000           1999             2000         1999
------------------------------------------------------------------------------------------------------------------

Interest and dividend income:
   Loans                                                     $ 8,983        $ 8,174         $ 18,041     $ 15,830
   Securities, primarily taxable                               2,131          1,161            3,953        2,403
------------------------------------------------------------------------------------------------------------------

      Total interest income                                 $ 11,114        $ 9,335         $ 21,994     $ 18,233
------------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                  $ 5,117        $ 4,090         $ 10,061      $ 8,023
   Borrowings                                                  1,072            509            1,930          837
   Advance payment from borrowers for taxes                        3              4                8            9
------------------------------------------------------------------------------------------------------------------

Total interest expense                                       $ 6,192        $ 4,603         $ 11,999      $ 8,869
------------------------------------------------------------------------------------------------------------------
Net interest income                                            4,922          4,732            9,995        9,364
Provision for loan losses                                      4,366            221            4,476          491
------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses            $ 556        $ 4,511          $ 5,519      $ 8,873
------------------------------------------------------------------------------------------------------------------
Non-interest income:
     Service charges and fees                                  $ 343          $ 262            $ 646        $ 514
     Gain on sale of loans available for sale                    110              -              114            -
     Gain on sale of securities available for sale               143              -              162            -
     Loan servicing income, net                                   22             13               40           22
------------------------------------------------------------------------------------------------------------------

Total non-interest income                                      $ 618          $ 275            $ 962        $ 536
------------------------------------------------------------------------------------------------------------------
Non-interest expense:
     Compensation and employee benefits                      $ 2,002        $ 1,698          $ 4,001      $ 3,269
     Occupancy                                                   264            218              531          397
     Furniture and equipment                                     164            114              325          222
     Federal insurance premium                                    22             57               45          111
     Amortization of intangible assets                            47            103              150          205
     Data processing                                             139            125              274          248
     Advertising                                                  84             89              170          168
     Community enrichment                                         37             37               75           75
     Deposit account services                                    161            143              333          283
     Other expense                                               463            321              848          691
------------------------------------------------------------------------------------------------------------------

Total non-interest expense                                   $ 3,383        $ 2,905          $ 6,752      $ 5,669
------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                           $ (2,209)       $ 1,881           $ (271)     $ 3,740
Income taxe expense (benefit)                                   (821)           665             (124)       1,317
------------------------------------------------------------------------------------------------------------------

Net Income (loss)                                           $ (1,388)       $ 1,216           $ (147)     $ 2,423
------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:
     Basic                                                   $ (0.29)        $ 0.25          $ (0.03)      $ 0.49
    Diluted                                                  $ (0.28)        $ 0.24          $ (0.03)      $ 0.49
Cash dividends declared per share                             $ 0.11         $ 0.09           $ 0.21       $ 0.17
Weighted average shares outstanding                        4,839,769      4,885,040        4,856,007    4,914,781
Weighted average diluted shares outstanding                4,936,728      4,951,626        4,956,272    4,949,955


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           Willow Grove Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

(Dollars in thousands)

                                                                                 For the Six Months Ended December 31,
                                                                               ------------------------------------------
                                                                                             2000       1999

Net cash flows from operating activities:
Net (loss) income                                                                        $   (147)   $  2,423
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                             362         255
     Amortization of premium and accretion of discount, net                                  (286)          6
     Amortization of intangible assets                                                        150         205
     Provision for loan losses                                                              4,476         491
     Gain on sale of loans available for sale                                                (114)         --
     Gain on sale of securities available for sale                                           (162)         --
     Increase in deferred loan fees                                                            71         103
     Increase(decrease) in accrued income receivable                                       (1,006)         54
     (Increase)decrease in other assets                                                    (2,174)       (323)
     Increase(decrease) in accrued interest payable                                           530        (120)
     Decrease in other liabilities                                                           (331)       (649)
     Expense of ESOP and RRP                                                                  147          55
     Originations and purchases of loans available for sale                               (14,593)         --
     Proceeds from sale of loans available for sale                                        48,479          --

Net cash provided by operating activities                                                $ 35,402    $  2,500

Cash flows from investing activities:
     Net increase in loans                                                                (18,582)    (50,843)
     Purchase of securities available for sale                                            (60,652)     (3,981)
     Proceeds from sales and calls of securities available for sale                        21,604       6,506
     Principal repayments of securities available for sale                                  3,401       2,923
     Proceeds from sale of other real estate owned                                           --           281
     Purchase of property and equipment, net                                                 (288)       (532)

Net cash used in investing activities                                                    $(54,517)   $(45,646)

Cash flows from financing activities:
     Net increase in deposits                                                               6,496      17,006
     Net increase in FHLB advances with
     original maturity less than 90 days                                                    4,500      28,000
     Increase in FHLB advances with original maturity greater than 90 days                 36,000      17,000
     Repayment of FHLB advances with original maturity greater than 90 days               (23,275)     (9,202)
     Net decrease in advance payments from borrowers for taxes                             (1,836)     (1,069)
     Dividends paid                                                                          (446)       (352)
     Purchase of RRP shares                                                                    --        (929)
     Purchase of Treasury Stock                                                              (833)         --

Net cash provided by financing activities                                                $ 20,606    $ 50,454

Net Decrease(increase) in cash and cash equivalents                                      $  1,491    $  7,308
Cash and cash equivalents:
Beginning of period                                                                        14,681       4,889

End of period                                                                            $ 16,172    $ 12,197

Supplemental disclosures of cash and cash flow information:
     Interest paid                                                                         11,469       8,989
     Income taxes paid                                                                      2,005       1,610
Non-cash items:
     Change in unrealized gain (loss) on securities available for sale                      2,025      (1,615)
     (net of taxes of ($1,177) and $598 in 2000 and 1999, respectively)
     Loans transferred to other real estate owned                                             145         281



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           WILLOW GROVE BANCORP, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business

         In 1998, Willow Grove Bancorp, Inc. (the "Company") completed the reorganization of Willow Grove Bank (the "Bank") into the federal mutual holding company form of ownership whereby the Bank converted into a federally chartered stock savings bank as a wholly owned subsidiary of the Company, and the company became a majority owned subsidiary of Willow Grove Mutual Holding Company (the "MHC").

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

3.       EARNINGS (LOSS) PER SHARE

         Earnings (Loss) per share, basic and diluted, were $(0.29) and $(0.28) for the three months ended December 31, 2000 compared to $0.25 and $0.24 for the three months ended December 31, 1999. Earnings (Loss) per share, basic and diluted, were $(0.03) and $(0.03) for the six months ended December 31, 2000 compared to $0.49 and $0.49 for the six months ended December 31, 1999.

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

                                                               Three Months               Six Months
                                                            Ended December 31,         Ended December 31,
                                                                  2000                       2000
                                                       -------------------------- --------------------------
                                                                     (Dollars in thousands, except share data)
                                                       ------------- ------------ ------------- ------------
                                                          Basic        Diluted       Basic        Diluted
                                                       ------------- ------------ ------------- ------------
Net Income (loss)                                          $ (1,388)    $ (1,388)       $ (147)      $ (147)
Dividends on unvested common stock awards                        (9)          (9)          (18)         (18)
                                                       ------------- ------------ ------------- ------------
Adjusted net loss used in EPS calculations                 $ (1,397)    $ (1,397)       $ (165)      $ (165)
Weighted average shares outstanding                       4,839,769    4,839,769     4,856,007    4,856,007
Effect of dilutive securities:
     Options                                                     --       28,380            --       24,467
     Unvested common stock awards                                --       68,579            --       75,798
                                                       ------------- ------------ ------------- ------------
Adjusted weighted average shares used in
     EPS computation                                      4,839,769    4,936,728     4,856,007    4,956,272
                                                       ============= ============ ============= ============

Earnings (loss) per share                                     (0.29)       (0.28)        (0.03)       (0.03)



                                                              Three Months               Six Months
                                                           Ended December 31,         Ended December 31,
                                                                  1999                       1999
                                                       -------------------------- --------------------------
                                                                     (Dollars in thousands, except share data)
                                                       ------------- ------------ ------------- ------------
                                                          Basic        Diluted       Basic        Diluted
                                                       ------------- ------------ ------------- ------------
Net Income                                                  $ 1,216      $ 1,216       $ 2,423      $ 2,423
Dividends on unvested common stock awards                        (8)          (8)           (8)          (8)
                                                       ------------- ------------ ------------- ------------
Adjusted net income used in EPS calculations                $ 1,208      $ 1,208       $ 2,415      $ 2,415
Weighted average shares outstanding                       4,885,040    4,885,040     4,914,781    4,914,781
Effect of dilutive securities:
     Options                                                     --        2,048            --        2,048
     Unvested common stock awards                                --       64,538            --       33,126
                                                       ------------- ------------ ------------- ------------
Adjusted weighted average shares used in
     EPS computation                                      4,885,040    4,951,626     4,914,781    4,949,955
                                                       ============= ============ ============= ============

Earnings per share                                             0.25         0.24          0.49         0.49


4.       LOAN PORTFOLIO

         The Bank's loan portfolio consisted of the following at the dates indicated:


                                         December 31, 2000                    June 30, 2000
                                    ----------------------------       -----------------------------
(Dollars in thousands)                           Percentage of                      Percentage of
                                       Amount        Total                Amount         Total
----------------------------------------------------------------------------------------------------

Mortgage loans:
Single-family residential              $ 201,748          45.0%           $ 206,340           48.0%
Multi-family residential                  18,614           4.2%              21,437            5.0%
Commercial real estate                    94,822          21.2%              81,076           18.9%
Construction                              21,050           4.7%              14,973            3.5%
Home Equity                               75,633          16.8%              72,217           16.8%
----------------------------------------------------------------------------------------------------
Total mortgage loans                   $ 411,867          91.9%           $ 396,043           92.2%
----------------------------------------------------------------------------------------------------
Other consumer loans                       8,835           2.0%               7,818            1.8%
Commercial business loans                 27,227           6.1%              25,683            6.0%
----------------------------------------------------------------------------------------------------
Total loans receivable                 $ 447,929         100.0%           $ 429,544          100.0%
Less:
    Allowance for loan losses             (8,327)                            (3,905)
    Deferred loan origination fees          (770)                              (699)
----------------------------------------------------------------------------------------------------
Loans receivable, net                  $ 438,832                          $ 424,940
----------------------------------------------------------------------------------------------------



         Included in loans receivable are loans on non-accrual status in the amounts of $9.6 million and $1.3 million at December 31, 2000 and June 30, 2000, respectively. As of December 31, 2000 the Company had impaired loans totaling $8.5 million of which a specific reserve was established in the amount of $4.2 million related to one commercial loan in the amount of $6.7 million. This compares to impaired loans totaling $390,000, of which no specific reserves were required at June 30, 2000.

5.       SECURITIES

            The amortized cost of available-for-sale securities and their estimated fair values at December 31, 2000 and June 30, 2000 are as follows:




                                                                                   December 31, 2000
                                                               -------------------------------------------------------
                                                               Amortized     Unrealized      Unrealized      Estimated
(Dollars in Thousands)                                           Cost           Gains          Losses        Fair Value
-----------------------------------------------------------------------       --------        --------      ----------
Equity securities                                              $  7,735                       $    (38)       $  7,697
US government and government
   agency securities                                             47,919            274            (548)         47,645
Mortgage backed securities                                       52,730            182            (351)         52,561
Municipal securities                                              2,002              1             (32)          1,971
                                                               --------       --------        --------        --------
Total                                                          $110,386       $    457        $   (969)       $109,874
                                                               --------       --------        --------        --------

                                                                                     June 30, 2000
                                                               -------------------------------------------------------
                                                               Amortized    Unrealized      Unrealized      Estimated
(Dollars in Thousands)                                           Cost          Gains          Losses        Fair Value
-----------------------------------------------------------------------       --------        --------      ----------

Equity securities                                              $  7,528       $   --          $    (77)       $  7,451
US government and government
   agency securities                                             33,000           --            (1,975)         31,025
Mortgage backed securities                                       31,162           --            (1,536)         29,626
Municipal securities                                              2,601           --              (126)          2,475
                                                               --------       --------        --------        --------
Total                                                          $ 74,291       $   --          $ (3,714)       $ 70,577
                                                               --------       --------        --------        --------



6.       RECENT ACCOUNTING PRONOUNCEMENTS

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

         The SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. The Company has not yet determined the impact, if any, of this statement on the Company's financial condition, equity, results of operations, or disclosure.

7.       COMPREHENSIVE INCOME (LOSS)

         The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income (loss). For the Company, the only component of other comprehensive income is the change in the estimated fair value of investment securities available-for-sale.


                                                                     Three Months Ended                Six Months Ended
(Dollars in thousands)                                                  December 31,                      December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                            2000             1999             2000             1999
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss):
Net income (loss)                                                        $(1,388)         $ 1,216          $  (147)         $ 2,423
Other comprehensive income (loss) net of tax
    Less: reclassification adjustments                                       143             --                162             --
    Net change in unrealized gain (loss)                                   1,223             (697)           1,864           (1,017)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss):                                             $   (22)         $   519          $ 1,879          $ 1,406
------------------------------------------------------------------------------------------------------------------------------------


8.       DIVIDENDS

         On July 25, 2000 and October 24, 2000, the Company declared dividends on its common stock of $0.10 and $0.11 per share payable on August 25, 2000 and November 22, 2000 to owners of record on August 11, 2000 and November 10, 2000. The MHC, which owns 2,812,974 shares of common stock, waived its portion of this dividend, reducing the actual dividend payout amount to $446,000. The dollar amount of dividends waived by the MHC is considered a restriction of retained earnings of the Company. The amount of any dividend waived by the MHC shall be available for declaration of a dividend solely to the MHC. At December 31, 2000, the cumulative amount of dividends waived by the MHC was $1.8 million.

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

       RESULTS OF OPERATIONS

       GENERAL - Operations for the three-month and six-month periods ended December 31, 2000 were adversely effected by a $4.4 million provision for loan losses which included a $4.2 million provision related to one non-performing commercial loan. Net losses for the three-month and six-month periods ended December 31, 2000 were $1.4 million and $147,000, respectively. Excluding the effect of the additional $4.2 million provision, net income would have been $1.2 million and $2.5 million for the three-month and six-month periods ended December 31, 2000. This compares to net income of $1.2 million and $2.4 million for the respective prior year periods. Net interest income grew as a result of a continuing larger interest-earning asset base. However, as a result of greater increases on the average rates paid on interest-bearing liabilities compared to the increases in average rates earned on interest-earning assets, together with the effect of the large non-performing loan, the Company's net-interest margin decreased 39 basis points and 34 basis points, respectively, for the three-month and six-month periods ended December 31, 2000 compared to similar prior year periods. For the three-month and six-month periods ended December 31, 2000 increases in net interest income were partially offset by increases in non-interest expense compared to the same prior year periods.

       NET INTEREST INCOME - Net interest income is determined by our interest rate spread (i.e., the difference between the yields on interest-earning assets and the rates paid on interest-bearing liabilities) and also the amount of interest-earning assets relative to interest-bearing and non-interest-bearing deposit liabilities.

       For the three-month and six-month periods ended December 31, 2000, net interest income increased $190,000 and $631,000, or 4.0% and 6.7%, respectively, compared to the three-month and six-month periods ended December 31, 1999. During the three-month and six-month periods ended December 31, 2000, the increase in net interest income was primarily the result of increased average balances on interest-earning assets. However, the result of greater increases on the average rates paid on interest-bearing liabilities compared to the increases in average rates earned on interest-earning assets contributed to a decline in interest rate spread. For the three-month and six-month periods ended December 31, 2000 the Company's interest rate spread declined 54 basis points and 45 basis points to 2.46% and 2.58%, respectively, compared to 3.00% and 3.03% at December 31, 1999. Excluding the effect of the non-performing loan, net interest spread would have been 2.56% and 2.63% for the three-month and six-month periods ended December 31, 2000, respectively.

         Average interest-earning assets increased $79.0 million and $83.0 million, or 16.0% and 17.2%, for the three-month and six-month periods ended December 31, 2000 compared to the respective prior year periods. Average interest-bearing liabilities for the three-month and six-month periods ended December 31, 2000, increased on average $63.5 million and $68.8 million, or 15.6% and 17.4%, respectively, over the same period one year ago. The ratio of average interest-earning assets to average interest-bearing liabilities increased 40 basis points to 121.95% for the three-month period ended December 31, 2000 compared to 121.55% for the three-month period ended December 31, 1999. Conversely, the ratio of average interest-earning assets to average interest-bearing liabilities declined slightly, 22 basis points, to 121.91% for the six-month period ended December 31, 2000 compared to 122.13% for the six-month period ended December 30, 1999. For the three-month period ended December 31, 2000, the decline in interest rate spread, offset slightly by the increase in the ratio of interest-earning assets to interest-bearing liabilities, reduced net interest margin 39 basis points to 3.40% from 3.79% one year ago. For the six-month period ended December 31, 2000 the decline in interest rate spread combined with the decrease in the ratio of interest-earning assets to interest-bearing liabilities reduced net interest margin 34 basis points to 3.50% from 3.84% at December 31, 1999.

         The following table presents the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three-month and six-month periods ended December 31, 2000 and 1999. The Company maintained average balances of tax-exempt securities of $2.6 million and $2.0 million for the periods ending December 31, 2000 and 1999, respectively, for which the tax-exempt yield has not been adjusted to a taxable equivalent yield. Loans receivable include non-accrual loans.



                                                                   Three Months Ended December 31,
   --------------------------------------------------------------------------------------------------------------------------
   (Dollars in thousands)                                    2000                                       1999
   ------------------------------------------------------------------------------    ----------------------------------------
                                            Average                     Average         Average                     Average
                                            BALANCE       INTEREST      YIELD/COST      BALANCE       INTEREST      YIELD/COST
                                            -------       --------      ----------      -------       --------      ----------
   Interest-earning assets:
   Loans receivable:
       Mortgage loans                        $ 409,446       $ 8,302       8.11%         $ 390,579       $7,657        7.84%
       Other consumer loans                      8,808           152       6.85%             7,078          120        6.73%
       Commercial loans                         25,379           529       8.27%            16,164          397        9.74%
                                          ---------------------------                ---------------------------
          Total loans                        $ 443,633       $ 8,983       8.03%         $ 413,821       $8,174        7.84%
   Securities                                $ 120,490       $ 2,070       6.82%          $ 74,747       $1,123        5.96%
   Other interest-earning assets                 9,951            61       2.43%             6,467           38        2.33%
                                          ---------------------------                ---------------------------
      Total interest-earning assets          $ 574,074      $ 11,114       7.68%         $ 495,035       $9,335        7.48%
                                                         ------------                                 ----------
   Noninterest-earning assets                   12,502                                      13,686
                                          -------------                              --------------
          Total assets                       $ 586,576                                   $ 508,721
                                          =============                              ==============

   Interest-bearing liabilities:
   Deposits:
       NOW and money market accounts          $ 60,668         $ 384       2.51%          $ 57,000        $ 324        2.26%
       Savings accounts                         51,692           269       2.06%            51,779          268        2.05%
       Certificates of deposit                 291,890         4,464       6.07%           260,499        3,498        5.33%
                                          ---------------------------                ---------------------------
          Total deposits                     $ 404,250       $ 5,117       5.02%         $ 369,278       $4,090        4.39%
   Total borrowings                             64,259         1,072       6.62%            35,458          509        5.70%
   Total escrows                                 2,222             3       0.54%             2,529            4        0.63%
                                          ---------------------------                ---------------------------
          Total interest-bearing
             liabilities                     $ 470,731       $ 6,192       5.22%         $ 407,265       $4,603        4.48%
                                                         ------------                                 ----------
   Noninterest bearing liabilities              50,913                                      39,979
                                          -------------                              --------------
          Total liabilities                  $ 521,644                                   $ 447,244
          Total equity                          64,932                                      61,477
                                          -------------                              --------------
          Total liabilities and equity       $ 586,576                                   $ 508,721
                                          =============                              ==============
   Net interest-earning assets               $ 103,343                                    $ 87,770
   Net interest income/interest rate spread                  $ 4,922       2.46%                         $4,732        3.00%
                                                         ========================                     =======================
   Net interest margin                                                     3.40%                                       3.79%
                                                                       ==========                                  ==========
   Ratio of average interest-earning assets
      to average interest-bearing liabilities                            121.95%                                     121.55%
                                                                       ==========                                  ==========

                                                                      Six Months Ended December 31,
     -------------------------------------------------------------------------------------------------------------------------
     (Dollars in thousands)                                   2000                                       1999
     -------------------------------------------------------------------------------    --------------------------------------
                                                                         Average                                    Average
                                                Average                   Yield/          Average                   Yield/
                                                BALANCE     INTEREST       COST           BALANCE      INTEREST      COST
                                                -------     --------       ----           -------      --------      ----
     Interest-earning assets:
     Loans receivable:
         Mortgage loans                          $ 410,333    $ 16,565        8.07%        $ 379,252     $ 14,878       7.85%
         Other consumer loans                        8,516         299        6.96%            6,830          235       6.83%
         Commercial loans                           25,055       1,177        9.32%           14,700          717       9.68%
                                             --------------------------                 --------------------------
            Total loans                          $ 443,904    $ 18,041        8.06%        $ 400,782     $ 15,830       7.84%
      Securities                                   113,563       3,837        6.70%           76,762        2,337       6.04%
      Other interest-earning assets                  8,968         116        2.57%            5,865           66       2.23%
                                             --------------------------                 --------------------------
            Total interest-earning assets        $ 566,435    $ 21,994        7.70%        $ 483,409     $ 18,233       7.48%
                                                           ------------                              -------------
      Non-interest-earning assets                   12,290                                    12,391
                                             --------------                             -------------
            Total assets                         $ 578,725                                 $ 495,800
                                             ==============                             =============

     Interest-bearing liabilities:
     Deposits:
         NOW and money market accounts            $ 59,935       $ 727        2.41%         $ 57,628        $ 661       2.28%
         Savings accounts                           52,100         540        2.06%           50,678          523       2.05%
         Certificates of deposit                   292,100       8,794        5.97%          254,964        6,839       5.32%
                                             --------------------------                 --------------------------
            Total deposits                       $ 404,135    $ 10,061        4.94%        $ 363,270      $ 8,023       4.38%
     Total borrowings                               57,539       1,930        6.65%           29,567          837       5.62%
     Total escrows                                   2,948           8        0.54%            2,963            9       0.60%
                                             --------------------------                 --------------------------
            Total interest-bearing liabilities   $ 464,622    $ 11,999        5.12%        $ 395,800      $ 8,869       4.45%
                                                           ------------                              -------------
     Non-interest-bearing liabilities               49,569                                    38,781
                                             --------------                             -------------
            Total liabilities                    $ 514,191                                 $ 434,581
            Total equity                            64,534                                    61,219
                                             --------------                             -------------
            Total liabilities and equity         $ 578,725                                 $ 495,800
                                             ==============                             =============
     Net interest-earning assets                 $ 101,813                                  $ 87,609
     Net interest income/interest rate spread                  $ 9,995        2.58%                       $ 9,364       3.03%
                                                           =========================                 =========================
     Net interest margin                                                      3.50%                                     3.84%
                                                                       =============                              ============
     Ratio of average interest-earning assets
        to average interest-bearing liabilities                             121.91%                                   122.13%
                                                                       =============                              ============

         INTEREST INCOME - Interest income on loans increased $809,000 million, or 9.9%, and $2.2 million, or 14.0%, for the three-month and six-month periods ended December 31, 2000, respectively, compared to the similar prior year periods. The increases in average loan balances and increase in average loan rates were primarily responsible for the increase in income. Interest income on securities and other interest-earning assets increased $970,000, or 83.5%, and $1.6 million, or 64.5%, for the three-month and six-month periods ended December 31, 2000 compared to the respective prior year periods. The increase in average securities balances and increase in average securities rates accounted for the increase during the three-month and six-month periods ended December 31, 2000 compared to the three-month and six-month periods ended December 31, 1999.

         INTEREST EXPENSE - Interest expense on deposit accounts increased $1.0 million, or 25.1%, and $2.0 million, or 25.4%, for the three-month and six-month periods ended December 31, 2000 compared to similar prior year periods. The increase in average balances on deposits and increased average deposit rates were primarily responsible for the increase. Interest expense on borrowings increased $563,000, or 110.6%, and $1.1 million, or 130.6%, for the three-month and six-month periods ended December 31, 2000 compared to the respective prior year periods. The increase in average balances on borrowings and increased average borrowing rates were primarily responsible for the increase. The increase in borrowings was in part to provide an additional source of funds to the Company for the purpose of originating loans in our market area as part of our plan to diversify the loan portfolio.

         PROVISION FOR LOAN LOSSES - The Company's provision for loan losses was $4.4 million for the three-month period ended December 31, 2000, of which $4.2 million related to one non-performing loan totaling $6.7 million. For the six months ended December 31, 2000, the provision for loan loss was $4.5 million. This compares to $221,000 and $491,000 for the three-month and six-month periods ended December 31, 1999. Other than the $4.2 million provision made on the one non-performing loan, the Company's provision for loan losses on the remainder of its loan portfolio during the three and six month periods ended December 31, 2000 were slightly less than the provision made in the prior corresponding period. Including the $4.2 provision for loan loss on the one non-performing loan, the ratio of allowance for loan losses to net loans increased to 1.86% at December 31, 2000 compared to .91% at June 30, 2000. The ratio of the allowance for loan losses to total non-performing loans was 85.5% at December 31, 2000 compared to 310.9% at June 30, 2000. The significant increase in the Company's provision for loan losses during the three and six months ended December 31, 2000 was primarily due to one $6.7 million commercial business loan that was placed on non-accrual status during the quarter ended December 31, 2000. This loan is to a local business and is secured by inventory, receivables, equity securities and certain interests in real estate. The Bank is vigorously pursuing its legal remedies as well as a possible work-out with the borrower. With the exception of this loan and certain other smaller non-performing loans, the Company's loan portfolio continues to perform well and the Company's management believes that the credit quality of the remainder of its portfolio is relatively strong. Management believes that the Company's allowance for loan losses was adequate at December 31, 2000, however, no assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of any further deterioration in the loan which was primarily responsible for the provision in the second quarter in fiscal 2001 or as a result in any additional increases in the amount of the Company's non-performing loans from the remainder of the Company's loan portfolio. In recent periods the Company has significantly increased the amounts of its commercial real estate, construction, consumer and commercial business loans. Such loans generally are considered to involve a higher degree of risk than single-family residential mortgage loans. While the Company believes that its oversight of the risk elements in its loan portfolio is adequate, no assurance can be given that there may not be additional increases in the Company's non-performing loans and, as a result, its provisions for loan losses.

                                                                 For the Six Months Ended
                                                                         December 31,
                                                       --------------------------------------
                                                              2000                      1999
---------------------------------------------------------------------------------------------
                                                                   ( Dollars in Thousands)
Allowance at beginning of period                           $ 3,905                   $ 3,138
                                                       ------------             -------------
  Provisions                                                 4,476                       491
  Charge-offs:
     Mortgage loans                                              4                        51
     Non-mortgage loans                                         51                        13
     Commercial business loans                                  --                        --
                                                       ------------             -------------
  Total charge-offs                                             55                        64
  Recoveries                                                     1                       146
                                                       ------------             -------------
Allowance for loan losses at end of period                 $ 8,327                   $ 3,711
                                                       ------------             -------------

Allowance for loan losses to total non-performing
  loans at end of period                                     85.45%                   309.51%
                                                       ------------             -------------
Allowance for loan losses  to loans net of deferred
  fees at end of period                                       1.86%                     0.87%
                                                       ------------             -------------
Ratio of charge-offs to average loans                         0.01%                     0.02%
                                                       ------------             -------------


       NON-INTEREST INCOME - Non-interest income increased $343,000, or 124.7 %, and $426,000, or 79.5%, for the three-month and six-month periods ended December 31, 2000 compared to similar periods in the prior year. These increases were primarily a result of the Company taking advantage of market opportunities to realize gains upon the sale of loans and securities available-for-sale as well as increases in general service fees and charges. Gains on AFS loans were $110,000 and $114,000 for the three-month and six-month periods ended December 31, 2000 compared to no gains for the respective prior year period. Similarly, gains on AFS securities were $143,000 and $162,000 for the three-month and six-month periods ended December 31, 2000 compared to no gains for the respective prior year period.

         NON-INTEREST EXPENSE - Non-interest expense, increased $478,000, or 16.5%, and $1.1 million, or 19.1%, for the three-month and six-month periods ended December 31, 2000 compared to the similar periods in the prior year. Compensation and employee benefits expense increased $304,000, or 17.9%, and $732,000, or 22.4%, for the three-month and six-month periods ended December 31, 2000 compared to the similar periods in the prior year. The increases were primarily a result of general increases in salary levels, compensation charges related to the ESOP, RRP and the increase in Company employees as a result of operation of two additional banking offices and the expansion of our lending function to support the Company's loan diversification plan. Occupancy and furniture and fixture expense increased $96,000 or 28.9% and $237,000 or 38.3% for the three-month and six-month periods ended December 31, 2000, respectively, compared to similar periods in the prior year. The increases were a result of management's continuing efforts to update equipment and facilities and the operation of two additional banking offices and an operations center to better service the Company's needs. Amortization of intangible assets declined $56,000, or 54.4%, and $55,000, or 26.8 %, for the three-month and six-month periods ended December 31, 2000 compared to the similar periods in the prior year. These declines were a result of revised estimates of useful lives based on a recent empirical analysis. Deposit account services expense increased $18,000 or, 12.6%, and $50,000 or, 17.7%, for the three-month and six-month periods ended December 31, 2000 compared to the similar periods in the prior year. These increases are a result of the growth of additional accounts associated with two additional banking offices as well as continued efforts in acquiring core deposit accounts. All other non-interest operating expenses, in the aggregate, increased $116,000 and $119,000, or 18.4% and 9.2% for the three-month and six-month period ended December 31, 2000. These increases were primarily the result of legal expenses associated with loan workout of an impaired credit and other corporate legal matters.

       INCOME TAX - The benefit for income taxes for the three-month and six-month periods ended December 31, 2000 were ($821,000) and ($124,000), respectively. This compares to provisions for income tax expense of $665,000 and $1.3 million for the three-month and six-month periods ended December 31, 1999. The reduction in the provisions for income taxes in the three-month and six-month periods ended December 31, 2000 primarily relates to the decrease in pretax income resulting from the $4.2 million provision sustained during the year.

CHANGES IN FINANCIAL CONDITION

         GENERAL. Total assets of the Company increased by $22.8 million, or 4.1%, to $583.0 million at December 31, 2000 compared to $560.1 million at June 30, 2000. The increase in assets resulted from loans increasing $13.9 million, or 3.3%, and securities available-for-sale ("AFS") increasing $39.3 million, or 55.7%. This increase was primarily a result of fixed-rate and adjustable-rate securities purchased utilizing proceeds from a sale of an aggregate $35.0 million fixed-rate loans during the year. Total liabilities amounted to $521.6 million, an increase of $22.1 million, or 4.4%, from June 30, 2000. Deposits increased $6.5 million, or 1.4%, to $459.4 million while borrowings increased $17.2 million, or 45.9%, to $54.7 million at December 31, 2000. Total stockholders' equity increased $748,000 to $61.4 million at December 31, 2000 compared to $60.6 million at June 30, 2000. Changes in stockholders' equity reflect the purchase of additional shares of Treasury stock and a $2.0 million decline in accumulated other comprehensive loss, primarily as a result of declining interest rates.

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents amounted to $16.2 million and $14.7 million at December 31, 2000 and June 30, 2000, respectively. Cash increased slightly during the period as a result of increased deposit balances.

         ASSETS AVAILABLE FOR SALE. At December 31, 2000, assets that were classified AFS consisted of securities totaling $109.9 million and loans totaling $2.0 million. This compares to $70.6 million in AFS securities and $35.8 million in AFS loans at June 30, 2000. The increase of $39.3 million, or 55.7%, in AFS securities and the decrease of $33.8 million, or 94.5%, in AFS loans were primarily a result of fixed-rate and adjustable-rate securities purchased utilizing proceeds from a sale of an aggregate $35.0 million fixed-rate loans during the year. At December 31, 2000, the Company had unrealized losses on securities AFS of $512,000 compared to unrealized losses on securities AFS of $3.7 million at June 30, 2000. The decrease in unrealized losses is a result of decreases in the general level of interest rates.

         LOANS. The net loan portfolio of the Company increased from $424.9 million at June 30, 2000 to $438.8 million at December 31, 2000. The increase in the Company's net loan portfolio was due, in large part, to the Company's continuing efforts to expand its lending activities with a concentrated effort to expand multi-family, commercial real estate, consumer and business loans.

         During the six months ended December 31, 2000, the Company's commercial real estate mortgage loans increased by $13.7 million or 17.0%, construction loans increased $6.1 million or 40.6%, home equity loans increased $3.4 million or 4.7%, single-family residential mortgage loans decreased by $4.6 million or 2.2% and multi-family loans decreased $2.8 million or 13.2%. The decline in the Company's multi-family loan portfolio during the six-month period ended December 31, 2000, was in management's opinion, a temporary event. During the same period, the Company's other consumer loans increased $1.0 million or 13.0% and commercial business loans increased $1.5 million or 6.0%. Such changes in the Bank's loan portfolio reflect the Company's continuing efforts to diversify its loan portfolio and increase its holdings in loans that generally have higher yields and shorter terms to maturity and/or repricing than single-family residential mortgage loans. However, commercial real estate loans, multi-family residential mortgage loans, construction loans, home equity loans and other consumer loans all generally are deemed to have increased credit risk characteristics in comparison to single-family residential mortgage loans.

         The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans and other real estate owned.



                                                                    December 31,         June 30,
                                                                        2000               2000
                                                               --------------------------------------
                                                                      (Dollars in Thousands)
Accruing loans past due 90 days or more:
  Mortgage loans                                                       $   101               $     9
  Other consumer loans                                                      --                    --
                                                               ----------------       ---------------
          Total                                                        $   101               $     9
                                                               ----------------       ---------------
Non-accrual loans:
  Mortgage loans
     Single-family residential                                         $   876               $   828
     Multi-family and Commercial Real Estate                             1,298                   140
     Construction                                                          466                    --
     Home Equity                                                           191                    10
  Other consumer loans                                                      19                    19
  Commercial business loans                                              6,794                   250
                                                               ----------------       ---------------
          Total                                                        $ 9,644               $ 1,247
                                                               ----------------       ---------------
Total non-performing loans                                             $ 9,745               $ 1,256
                                                               ----------------       ---------------
Other real estate owned, net                                           $   145               $    --
                                                               ----------------       ---------------
Total non-performing assets                                            $ 9,890               $ 1,256
                                                               ----------------       ---------------
Non-performing loans to total loans, net of deferred fees                 2.18%                 0.29%
Non-performing assets to total assets                                     1.70%                 0.22%

         Non-accrual commercial business loans increased $6.5 million at December 31, 2000 compared to June 30, 2000. The increase is related to the previously mentioned local business loan on which a $4.2 million specifically allocated allowance for loan losses has been established. Non-accrual multi-family and commercial real estate loans increased $1.2 million at December 31, 2000 compared to June 30, 2000. The primary reason for the increase was related to one borrower who defaulted on two commercial real estate loans secured with real estate collateral with an estimated value of $2.2 million. Non-accrual construction loans increased $464,000 at December 31, 2000 compared to June 30, 2000. The increase is related to one loan for the construction of an office building in Montgomery County, Pennsylvania. The Company foreclosed on the loan and the property was sold at sheriff's sale in December 2000. Proceeds from the sheriff's sale of $506,000 were received in February 2001 satisfying the obligation in full.

         INTANGIBLE ASSETS. The Company's intangible assets amounted to $1.4 million and $1.5 million at December 31, 2000 and June 30, 2000, respectively. Such assets are comprised of goodwill and a core deposit intangible resulting from the Bank's purchase of three branch offices from another institution in March 1994. The goodwill is being amortized on a straight-line basis over a 15-year period while the core deposit intangible is being amortized over the remaining estimated period of benefit, currently estimated at 5.5 years.

       DEPOSITS. The Company's total deposits in the aggregate increased by $6.5 million, or 1.4%, to $459.4 million at December 31, 2000 compared to $452.9 million at June 30, 2000. This increase occurred in a highly competitive market for deposits coinciding with a rising rate environment. Savings accounts declined $582,000 or 1.1%, checking accounts increased $3.2 million or 3.0% and certificates of deposit decreased $3.8 million or 1.3%. The Company intends to continue its marketing efforts promoting core deposits to help fund asset growth and believes the decline in the savings balance component of deposits, during the six-months ended December 31, 2000, is temporary in nature.

       FEDERAL HOME LOAN BANK ADVANCES. The Company utilizes advances from the FHLB of Pittsburgh primarily as an additional source of funds to meet loan demand. FHLB advances increased $17.2 million or 45.9% to $54.7 million at December 31, 2000 compared to $37.5 million at June 30, 2000. We also use FHLB advances to fund certain investments approved by our Board of Directors.

       EQUITY. Total stockholders' equity of the Company amounted to $61.4 million, or 10.5%, of assets at December 31, 2000 compared to $60.6 million or 10.8% of total assets at June 30, 2000. The increase of $748,000, or 1.2%, was attributed to a reduction in net unrealized losses on AFS securities which more than offset the combination of a net operating loss, dividends paid and additional shares of Treasury stock purchased during the six-month period ended December 31, 2000. Net loss for the six-month period ended December 31, 2000 was $147,000. Total stockholders' equity of the Company included net unrealized losses, net of taxes, of $314,000 and $2.3 million on AFS securities at December 31, 2000 and June 30, 2000, respectively. The Company paid cash dividends of $0.10 and $0.11 per share during the quarters ended September 30, 2000 and December 31, 2000, respectively. These regular dividends totaled $446,000. The Company acquired 73,500 shares of additional Treasury stock at an aggregate cost of $833,000 during the six-month period ended December 31, 2000. As of December 31, 2000, the Company had repurchased 96,000 shares of its common stock at an average price of $10.88 in connection with its authorization to repurchase its common stock. On January 19, 2001 the Company's Board of Directors approved an extension to repurchase up to 137,051 of additional shares of common stock during the next six months as market conditions warrant.

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

       Liquidity management is both a daily and long term function of business management. Excess liquidity is generally invested in short-term investments such as U.S. Treasury securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities. At December 31, 2000, the total approved investment and loan origination commitments outstanding amounted to $14.0 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2000 totaled $232.1 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company has the ability to utilize borrowings, typically in the form of FHLB advances as an additional source of funds. The maximum borrowing capacity available to the Company from the Federal Home Loan Bank was $379.9 million, as of December 31, 2000, based on qualifying collateral. The Company is required to maintain a minimum of 4% of its assets in regulatory eligible liquid investments. As of December 31, 2000, the Company had 28.2% in eligible liquid investments. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

CAPITAL

       At December 31, 2000 and June 30, 2000, the Bank had regulatory capital which was well in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank's actual capital levels are detailed below:


                                                                                                              To be Well
                                                                                  For Capital             Capitalized Under
                                                                                   Adequacy               Prompt Corrective
                                                  Actual Capital                   Purposes               Action Provisions
                                              -----------------------     -------------------------------------------------------
                                                 Amount      Ratio           Amount      Ratio           Amount          Ratio
                                              -----------------------     -----------------------     ---------------------------
                                                                            (Dollars in thousands)
              AS OF DECEMBER 31, 2000
              Tangible capital                     $ 50,693     8.7%           $ 8,747      1.5%          $ 11,663          2.0%
              (to tangible assets)
              Core capital                           50,693     8.7%            23,284      4.0%            29,104          5.0%
              (to adjusted tangible assets)
              Tier I capital                         50,693    14.0%               N/A       N/A            21,697          6.0%
              (to risk-weighted assets)
              Risk-based capital                     55,260    15.3%            28,929      8.0%            36,161         10.0%
              (to risk-weighted assets)


              AS OF JUNE 30, 2000
              Tangible capital                     $ 50,611     9.0%           $ 8,399      1.5%          $ 11,199          2.0%
              (to tangible assets)
              Core capital                           50,611     9.0%            22,431      4.0%            28,039          5.0%
              (to adjusted tangible assets)
              Tier I capital                         50,611    14.6%               N/A       N/A            20,815          6.0%
              (to risk-weighted assets)
              Risk-based capital                     54,516    15.7%            27,753      8.0%            34,692         10.0%
              (to risk-weighted assets)


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report for the year ended June 30, 2000. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company's portfolio equity. Management closely monitors interest rate risk and takes appropriate short-term actions to maintain this risk at acceptable levels while focusing on a longer-term loan diversification plan, which concentrates on the acquisition of shorter maturity or repricing assets. Based on, among other factors, such reviews, management believes that there are no material changes in the market risk of the Company's asset and liability position since June 30, 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a. An annual meeting of stockholders of the Company was held on November 9, 2000 ("Annual Meeting").

         b.   Not applicable.

         c. There were 5,093,487 shares of common stock of the Company eligible to be voted at the Annual Meeting and 4,784,043 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

              1.  Election of directors for a three-year term.

                                                                  FOR                          WITHHELD
                                                            -----------------             -----------------
                  Lewis W. Hull                                4,754,016                         30,027
                  Charles F. Kremp, 3rd                        4,755,889                         28,154
                  Rosemary C. Loring, Esq.                     4,755,612                         28,431


              2. Proposal to ratify the appointment of KPMG LLP, as the Company's independent auditors for the year ending June 30, 2001.

                                    FOR                         AGAINST                        ABSTAIN
                             -----------------              -----------------             -----------------
                                  4,779,208                       2,921                         1,914


                  Each of the proposals was adopted by the stockholders of the Company.

         d.   Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits (filed herewith unless otherwise noted)

         2.1      Plan of Reorganization*
         2.2      Plan of Stock Issuance*
         3.1      Federal Stock Charter of Willow Grove Bancorp, Inc.*
         3.2      Bylaws of Willow Grove Bancorp, Inc.*
         4.0      Form of Stock Certificate of Willow Grove Bancorp, Inc.*
        10.1      Form of Employment Agreement entered into between Willow Grove Bank and Frederick A. Marcell,
                  Jr.*
        10.2      Form of Employment Agreement entered into between Willow Grove Bank and each of
                  Christopher E. Bell, Thomas M. Fewer and John T. Powers*
        10.3      Supplemental Executive Retirement Agreement*
        10.4      Non-Employee Director's Retirement Plan*
        10.5      1999 Stock Option Plan**
        10.6      1999 Recognition and Retention Plan and Trust Agreement**

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


                           WILLOW GROVE BANCORP, INC.



Date:    February 14, 2001          By:  /s/ Frederick A. Marcell Jr.
                                         -----------------------------------
                                         Frederick A. Marcell Jr.
                                         President and Chief Executive Officer


Date:    February 14, 2001          By:  /s/ Christopher E. Bell
                                         -----------------------------------
                                         Christopher E. Bell
                                         Senior Vice President and Chief
                                         Financial Officer