Form 10-Q
period 2001-03-31
WILLOW GROVE BANCORP INC
filed 2001-05-15
CIK 1070543

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001
                                                 --------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to
                                        -----------  ----------


                         Commission file number: 0-25191

                           Willow Grove Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

        United States                                          23-2986192
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES  [X]         NO  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The Registrant had 5,143,487 shares of common stock issued and outstanding as of May 11, 2001.

                           WILLOW GROVE BANCORP, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I       FINANCIAL INFORMATION

      Item 1.     Financial Statements (unaudited)

                  Consolidated Statements of Financial Condition at
                  March 31, 2001 and June 30, 2000...........................  3

                  Consolidated Statements of Operations - For the Three
                  and Nine-months Ended March 31, 2001 and 2000..............  4

                  Consolidated Statements of Cash Flows - For the Nine
                  Months Ended March 31, 2001 and 2000.......................  5

                  Notes to Consolidated Financial Statements.................  6

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition  and  Results of Operation....................... 11

      Item 3.     Quantitative and Qualitative Disclosures about Market Risk. 20

PART II      OTHER INFORMATION

      Item 1.     Legal Proceedings.......................................... 21

      Item 2.     Changes in Securities and Use of Proceeds.................. 21

      Item 3.     Defaults upon Senior Securities............................ 21

      Item 4.     Submission of Matters to a Vote of Security Holders........ 21

      Item 5.     Other Information                           ............... 21

      Item 6      Exhibits and Reports on Form 8-K........................... 22

                           WILLOW GROVE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        March 31, 2001 and June 30, 2000
                                  (UNAUDITED)


(Dollars in thousands, except share data)
ASSETS                                                                      March 31, 2001    June 30, 2000
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents:
  Cash on hand and non-interest-earning deposits                               $     4,377      $     4,442
  Interest-earning deposits                                                         12,480           10,239
                                                                          ----------------------------------
  Total cash and cash equivalents                                                   16,857           14,681
Assets available for sale:
  Securities (amortized cost of $123,203 and $74,291, respectively)                123,580           70,577
  Loans                                                                              6,354           35,753
Loans (net of allowance for loan losses of $4,228 and $3,905, respectively)        446,735          424,940
Accrued income receivable                                                            3,206            2,795
Property and equipment, net                                                          6,036            6,232
Intangible assets                                                                    1,313            1,540
Other real estate owned                                                                 85                -
Other assets                                                                         5,515            3,605
------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $   609,681      $   560,123

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------
Deposits                                                                       $   477,245      $   452,857
Federal Home Loan Bank (FHLB) advances                                              63,102           37,517
Advance payments from borrowers for taxes                                            3,286            4,725
Accrued interest payable                                                               944            1,474
Other liabilities                                                                    4,614            2,907
------------------------------------------------------------------------------------------------------------
Total liabilities                                                                  549,191          499,480
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.01 par value; (25,000,000 authorized;
  5,143,487 issued at March 31, 2001 and June 30, 2000)                                 51               51
Additional paid-in capital                                                          22,265           22,270
Retained earnings-substantially restricted                                          41,961           43,291
Accumulated other comprehensive income (loss)                                          231          (2,340)
Treasury stock at cost, 162,500 shares and 22,500 shares
  at March 31, 2001 and June 30, 2000, respectively                                 (1,828)            (211)
Unallocated common stock held by
  employee stock ownership plan (ESOP)                                              (1,524)          (1,613)
Common stock held by recognition
  and retention plan trust (RRP)                                                      (666)            (805)
------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                          60,490           60,643
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $    609,681     $    560,123
------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                           WILLOW GROVE BANCORP, INC.
                      Consolidated Statement of Operations
                                  (Unaudited)

                                                        For the Three Months Ended      For the Nine Months Ended
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                   March 31,                       March 31,
                                                       -----------------------------------------------------------
                                                              2001           2000             2001         2000
------------------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                $    9,019     $    8,783       $   27,061    $   24,613
   Securities, primarily taxable                             2,031          1,275            5,984         3,678
------------------------------------------------------------------------------------------------------------------
      Total interest income                             $   11,050     $   10,058       $   33,045    $   28,291
------------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                             $    5,137     $    4,217       $   15,199    $   12,240
   Borrowings                                                  986            861            2,915         1,698
   Advance payment from borrowers for taxes                      5              6               14            15
------------------------------------------------------------------------------------------------------------------
Total interest expense                                  $    6,128     $    5,084       $   18,128    $   13,953
------------------------------------------------------------------------------------------------------------------
Net interest income                                          4,922          4,974           14,917        14,338
Provision for loan losses                                    2,742            195            7,219           686
------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses     $    2,180     $    4,779       $    7,698    $   13,652
------------------------------------------------------------------------------------------------------------------
Non-interest income:
   Service charges and fees                             $      328     $      269       $      976    $      783
   Gain on sale of loans available for sale                    119              -              232             -
   Gain on sale of securities available for sale                80              -              242             -
   Loan servicing income, net                                   23             10               62            32
------------------------------------------------------------------------------------------------------------------
Total non-interest income                               $      550     $      279       $    1,512    $      815
------------------------------------------------------------------------------------------------------------------
Non-interest expense:
   Compensation and employee benefits                   $    2,081     $    1,822       $    6,082    $    5,091
   Occupancy                                                   285            256              827           652
   Furniture and equipment                                     159            133              473           356
   Federal insurance premium                                    22             20               67           132
   Amortization of intangible assets                            76            103              226           308
   Data processing                                             141            133              415           380
   Advertising                                                 102            124              272           292
   Community enrichment                                         38             38              113           113
   Deposit account services                                    164            141              497           425
   Other expense                                               482            351            1,330         1,041
------------------------------------------------------------------------------------------------------------------
Total non-interest expense                              $    3,550     $    3,121       $   10,302    $    8,790
------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                       $     (820)    $    1,937       $ (  1,092)   $    5,677
Income tax expense (benefit)                                  (312)           755             (436)        2,072
------------------------------------------------------------------------------------------------------------------
Net Income (loss)                                       $     (508)    $    1,182       $     (656)   $    3,605
------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:
     Basic                                              $    (0.11)    $     0.24       $    (0.14)   $     0.73
    Diluted                                             $    (0.11)    $     0.24       $    (0.14)   $     0.72
Cash dividends declared per share                       $     0.11     $     0.09       $     0.32    $     0.26
Weighted average shares outstanding                      4,790,509      4,888,028        4,837,444     4,905,939
Weighted average diluted shares outstanding              4,885,589      4,977,663        4,936,038     4,958,788

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           WILLOW GROVE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(Dollars in thousands)

                                                                                              For the Nine Months Ended  March 31,
                                                                                              ----------------------------------
                                                                                                      2001              2000

Net cash flows from operating activities:
Net (loss) income                                                                                 $   (656)         $  3,605
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                                       542               402
    Amortization of premium and accretion of discount, net                                            (324)                8
    Amortization of intangible assets                                                                  227               308
    Provision for loan losses                                                                        7,219               686
    Gain on sale of loans available for sale                                                          (232)               --
    Gain on sale of securities available for sale                                                     (242)               --
    (Decrease) increase in deferred loan fees
    Increase in deferred loan fees                                                                     (73)              102
    Increase in accrued income receivable                                                             (411)             (357)
    Increase in other assets                                                                        (3,430)              (76)
    (Decrease) increase in accrued interest payable                                                   (530)              260
    Increase in other liabilities                                                                    1,707                61
    Expense of ESOP and RRP                                                                            223               120
    Originations and purchases of loans available for sale                                         (39,871)               --
    Proceeds from sale of loans available for sale                                                  69,502                --
----------------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                                       $ 33,651          $  5,119
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Net increase in loans                                                                          (29,087)          (79,144)
    Purchase of securities available for sale                                                      (94,135)           (6,581)
    Proceeds from sales and calls of securities available for sale                                  37,713             6,506
    Principal repayments of securities available for sale                                            8,076             3,433
    Proceeds from sale of other real estate owned                                                       62               281
    Purchase of property and equipment, net                                                           (346)           (1,313)
----------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                                           $(77,717)         $(76,818)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net increase in deposits                                                                        24,388            53,903
    Net increase in FHLB advances with
        original maturity less than 90 days                                                         18,000            11,000
    Increase in FHLB advances with original maturity greater than 90 days                           36,000            44,000
    Repayment of FHLB advances with original maturity greater than 90 days                         (28,415)          (18,335)
    Net decrease in advance payments from borrowers for taxes                                       (1,439)             (523)
    Dividends paid                                                                                    (675)             (547)
    Purchase of RRP shares                                                                              --              (929)
    Purchase of Treasury Stock                                                                      (1,617)               --
----------------------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                                        $ 46,242          $ 88,569
----------------------------------------------------------------------------------------------------------------------------
Net Decrease(increase) in cash and cash equivalents                                               $  2,176          $ 16,870
Cash and cash equivalents:
Beginning of period                                                                                 14,681             4,889
----------------------------------------------------------------------------------------------------------------------------
End of period                                                                                     $ 16,857          $ 21,759
----------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash and cash flow information:
    Interest paid                                                                                   18,658            13,693
    Income taxes paid                                                                                2,165             2,465
Non-cash items:
    Change in unrealized gain (loss) on securities available for sale                                2,571            (1,091)
        (net of taxes of ($1,520) and $642 in 2001 and 2000, respectively)
    Loans transferred to other real estate owned                                                       147               281

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

         The Company provides a full range of banking services through the Bank's eleven branches in Montgomery, Bucks, and Philadelphia counties in Pennsylvania. All of the branches are full-service and offer commercial and retail banking products and services. These products include checking accounts (interest-bearing and non-interest-bearing), savings accounts, certificates of deposit, business loans, real estate loans, and consumer loans. The Company is subject to competition from other financial institutions and other companies that offer financial services. The Company is subject to the regulations of certain federal agencies and undergoes periodic examinations by these regulatory authorities.

2.       BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended June 30, 2000. The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

         In preparing the financial statements, management is required to make certain estimates and assumptions that affect the carrying values of certain assets and liabilities, and revenues and expenses for the reporting periods contained herein, in particular the allowance for loan losses. Actual results could differ from such estimates.

3.       EARNINGS (LOSS) PER SHARE

         Earnings (loss) per share, basic and diluted, were $(0.11) and $(0.11) for the three months ended March 31, 2001 compared to $0.24 and $0.24 for the three months ended March 31, 2000, respectively. Earnings (loss) per share, basic and diluted, were $(0.14) and $(0.14) for the nine-months ended March 31, 2001, respectively, compared to $0.73 and $0.72 for the nine-months ended March 31, 2000, respectively.

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

                                                             Three Months               Nine Months
                                                            Ended March 31,            Ended March 31,
                                                                 2001                       2001
                                                       -------------------------- --------------------------
                                                            (Dollars in thousands, except per share data)
                                                       ------------- ------------ ------------- ------------
                                                          Basic        Diluted       Basic        Diluted
                                                       ------------- ------------ ------------- ------------
Net Income (loss)                                         $    (508)   $    (508)    $    (656)   $    (656)
Dividends on unvested common stock awards                        (8)          (8)          (25)         (25)
                                                       ------------- ------------ ------------- ------------
Adjusted net loss used in EPS calculations                $    (516)   $    (516)    $    (681)   $    (681)
Weighted average shares outstanding                       4,790,509    4,790,509     4,837,444    4,837,444
Effect of dilutive securities:
     Options                                                      -       30,863             -       26,599
     Unvested common stock awards                                 -       64,217             -       71,995
                                                       ------------- ------------ ------------- ------------
Adjusted weighted average shares used in
     EPS computation                                      4,790,509    4,885,589     4,837,444    4,936,038
                                                       ============= ============ ============= ============

Earnings (loss) per share                                     (0.11)       (0.11)        (0.14)       (0.14)

                                                              Three Months               Nine Months
                                                             Ended March 31,            Ended March 31,
                                                                 2000                       2000
                                                       -------------------------- --------------------------
                                                              (Dollars in thousands, except per share data)
                                                       ------------- ------------ ------------- ------------
                                                          Basic        Diluted       Basic        Diluted
                                                       ------------- ------------ ------------- ------------
Net Income                                                $   1,182    $   1,182       $ 3,605      $ 3,605
Dividends on unvested common stock awards                        (8)          (8)          (16)         (16)
                                                       ------------- ------------ ------------- ------------
Adjusted net income used in EPS calculations              $   1,174    $   1,174       $ 3,589      $ 3,589
Weighted average shares outstanding                       4,888,028    4,888,028     4,905,939    4,905,939
Effect of dilutive securities:
     Options                                                      -            -             -        1,024
     Unvested common stock awards                                 -       89,635             -       51,825
                                                       ------------- ------------ ------------- ------------
Adjusted weighted average shares used in
     EPS computation                                      4,888,028    4,977,663     4,905,939    4,958,788
                                                       ============= ============ ============= ============

Earnings per share                                             0.24         0.24          0.73         0.72


4.       LOAN PORTFOLIO

         The Bank's loan portfolio and allowance for loan losses consisted of the following at the dates indicated:

                                          March 31, 2001                     June 30, 2000
                                    ----------------------------      -----------------------------
(Dollars in thousands)                           Percentage of                     Percentage of
                                       Amount        Total               Amount         Total
---------------------------------------------------------------------------------------------------
Mortgage loans:
Single-family residential              $ 200,497          44.4%          $ 206,340           48.0%
Multi-family residential                  21,898           4.8%             21,437            5.0%
Commercial real estate                   100,328          22.2%             81,076           18.9%
Construction                              23,346           5.2%             14,973            3.5%
Home Equity                               74,853          16.6%             72,217           16.8%
---------------------------------------------------------------------------------------------------
Total mortgage loans                   $ 420,922          93.2%          $ 396,043           92.2%
---------------------------------------------------------------------------------------------------
Other consumer loans                       9,724           2.2%              7,818            1.8%
Commercial business loans                 20,943           4.6%             25,683            6.0%
---------------------------------------------------------------------------------------------------
Total loans receivable                 $ 451,589         100.0%          $ 429,544          100.0%
Less:
    Allowance for loan losses             (4,228)                           (3,905)
    Deferred loan origination fees          (626)                             (699)
---------------------------------------------------------------------------------------------------
Loans receivable, net                  $ 446,735                         $ 424,940
---------------------------------------------------------------------------------------------------


                                                      For the Nine Months Ended
                                                    March 31,    March 31,
                                                 ----------------------------------
                                                           2001               2000
-----------------------------------------------------------------------------------
                                                          ( Dollars in Thousands)
Allowance at beginning of period                        $ 3,905            $ 3,138
                                                 ---------------      -------------
Provisions                                                7,219                686
Charge-offs:
Mortgage loans                                               18                 51
Non-mortgage loans                                           61                 13
Commercial business loans                                 6,818                  1
                                                 ---------------      -------------
Total charge-offs                                         6,897                 65
Recoveries                                                    1                146
                                                 ---------------      -------------
Allowance for loan losses at end of period              $ 4,228            $ 3,905
                                                 ---------------      -------------

         The Company's provision for loan losses was $2.7 million for the three-month period ended March 31, 2001, of which $2.6 million related to two non-performing commercial credits. For the nine-months ended March 31, 2001, the provision for loan loss was $7.2 million, of which $6.7 million related to the two commercial credits.

5.       SECURITIES

            The amortized cost of available-for-sale securities and their estimated fair values at March 31, 2001 and June 30, 2000 are as follows:

                                                                     March 31, 2001
                                             ----------------------------------------------------------------
                                              Amortized      Unrealized       Unrealized        Estimated
(Dollars in Thousands)                          Cost            Gains           Losses          Fair Value
---------------------------------------------------------   --------------   --------------   ---------------
Equity securities                              $   8,621      $        -        $    (315)     $       8,306
US government and government
   agency securities                              42,879              468            (104)            43,243
Mortgage backed securities                        68,800              435            (112)            69,123
Municipal securities                               2,903                9              (4)             2,908
                                             ------------   --------------   --------------   ---------------
Total                                          $ 123,203      $       912       $    (535)     $     123,580
                                             ------------   --------------   --------------   ---------------
                                                                      June 30, 2000
                                             ----------------------------------------------------------------
                                              Amortized      Unrealized       Unrealized        Estimated
(Dollars in Thousands)                          Cost            Gains           Losses          Fair Value
---------------------------------------------------------   --------------   --------------   ---------------
Equity securities                             $    7,528      $        -        $     (77)     $       7,451
US government and government
   agency securities                              33,000               -           (1,975)            31,025
Mortgage backed securities                        31,162               -           (1,536)            29,626
Municipal securities                               2,601               -             (126)             2,475
                                             ------------   --------------   --------------   ---------------
Total                                         $   74,291      $        -        $  (3,714)     $      70,577
                                             ------------   --------------   --------------   ---------------

6.       RECENT ACCOUNTING PRONOUNCEMENTS

         ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement supercedes and replaces the guidance in SFAS No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, although it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. The Company has determined there was no impact from the adoption of this statement on the Company's financial condition, equity, results of operations, or disclosure.

7.       COMPREHENSIVE INCOME

         The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only component of other comprehensive income is the change in the estimated fair value of investment securities available-for-sale.

                                                       Three Months Ended           Nine Months Ended
(Dollars in thousands)                                     March  31,                    March  31,
--------------------------------------------------------------------------------------------------------
                                                        2001         2000              2001        2000
--------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income (loss)                                   $  (508)     $  1,182          $  (656)    $  3,605
Other comprehensive income (loss) net of tax
    Less: reclassification adjustments                   48             -              145            -
    Net change in unrealized gain (loss)                497           (74)           2,426       (1,091)
--------------------------------------------------------------------------------------------------------
Comprehensive income:                               $    37      $  1,108          $ 1,915    $   2,514
--------------------------------------------------------------------------------------------------------

8.       DIVIDENDS

         On July 25, 2000, October 24, 2000 and January 23, 2001, the Company declared dividends on its common stock of $0.10, $0.11 and $0.11 per share payable on August 25, 2000, November 22, 2000 and February 15, 2001 to owners of record on August 11, 2000, November 10, 2000 and February 1, 2001. The MHC, which owns 2,812,974 shares of common stock, waived its portion of this dividend, reducing the actual dividend payout amount attributable to their dividends to $675,000. The dollar amount of dividends waived by the MHC is considered a restriction of retained earnings of the Company. The amount of any dividend waived by the MHC shall be available for declaration of a dividend solely to the MHC. At March 31, 2001, the cumulative amount of dividends waived by the MHC was $2.1 million. Additionally, on April 24, 2001, the Company's Board of Directors declared a $.12 cash dividend payable May 18, 2001 to shareholders of record on May 4, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Form 10-Q contains certain forward-looking statements and information based upon our beliefs as well as assumptions we have made. In addition, to those and other portions of this document, the words "anticipate," "believe," "estimate," "expect," "intend," "should," and similar expressions, or the negative thereof, as they relate to us are intended to identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. We do not intend to update these forward-looking statements.

       RESULTS OF OPERATIONS

       GENERAL - Operations for the three-month and nine-month periods ended March 31, 2001 were adversely affected by provisions for loan losses aggregating $2.7 million (pre-tax) and $7.2 million (pre-tax), respectively. For the three-month and nine-month periods ended March 31, 2001, provisions totaled $2.6 million, and $7.2 million, respectively related to two commercial business loans. Net losses for the three-month and nine-month periods ended March 31, 2001 were $508,000 and $656,000, respectively. Excluding the effect of the provision, net income would have been $1.1 million and $3.6 million for the three-month and nine-month periods ended March 31, 2001. This compares to net income of $1.2 million and $3.6 million for the respective prior year periods. Net interest income remained relatively consistent for the three-month period ended March 31, 2001 and increased for the nine-month period ended March 31, 2001, primarily as a result of a continuing larger interest-earning asset base. However, as a result of greater increases on the average rates paid on interest-bearing liabilities compared to the increases in average rates earned on interest-earning assets, together with the effect of the two non-performing commercial business loans referred to above, the Company's net-interest margin decreased 39 basis points and 36 basis points, respectively, for the three-month and nine-month periods ended March 31, 2001 compared to similar prior year periods. For the three-month and nine-month periods ended March 31, 2001 both non-interest income and non-interest expense increased compared to the same prior year periods.

       NET INTEREST INCOME - Net interest income is determined by our interest rate spread (i.e., the difference between the yields on interest-earning assets and the rates paid on interest-bearing liabilities) and also the amount of interest-earning assets relative to interest-bearing and non-interest-bearing deposit liabilities.

       For the three-month and nine-month periods ended March 31, 2001, net interest income decreased $52,000 or 1.0% and increased $579,000 or 4.0%, respectively, compared to the three-month and nine-month periods ended March 31, 2000. During the three-month period ended March 31, 2001, the decrease in net interest income was primarily the result of increases on the average rates paid on interest-bearing liabilities combined with a decrease in the stabilization in average rates earned on interest-earning assets. For the nine-month period ended March 31, 2001, the increase in net interest income was primarily the result of average balances on interest-earning assets increasing at a greater rate than the increases on the average balances of interest-bearing liabilities, which more than offset the increases in average rates paid on those interest-bearing liabilities. The overall result of greater increases on rates paid on interest-bearing liabilities compared to average rates earned on interest-earning assets contributed to a decline in interest rate spread. For the three-month and nine-month periods ended March 31, 2001 the Company's interest rate spread declined 48 basis points and 46 basis points to 2.52% and 2.57%, respectively, compared to 3.00% and 2.99% at March 31, 2000.

         Average interest-earning assets increased $59.0 million and $74.5 million, or 11.2% and 15.0%, for the three-month and nine-month periods ended March 31, 2001 compared to the respective prior year periods. Average interest-bearing liabilities for the three-month and nine-month periods ended March 31, 2001, increased on average $48.3 million and $62.0 million, or 11.1% and 15.1%, respectively, over the same period one year ago. The ratio of average interest-earning assets to average interest-bearing liabilities increased 13 basis points to 120.80% for the three-month period ended

March 31, 2001 compared to 120.67% for the three-month period ended March 31, 2000. Conversely, the ratio of average interest-earning assets to average interest-bearing liabilities declined to 121.42% for the nine-month period ended March 31, 2001 compared to 121.62% for the nine-month period ended March 31, 2000. For the three-month period ended March 31, 2001, the decline in interest rate spread, offset slightly by the increase in the ratio of interest-earning assets to interest-bearing liabilities, reduced net interest margin 39 basis points to 3.40% from 3.79% one year ago. For the nine-month period ended March 31, 2001, the decline in interest rate spread combined with the decrease in the ratio of interest-earning assets to interest-bearing liabilities reduced net interest margin 36 basis points to 3.47% from 3.83% at March 31, 2000.

         The following table presents the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three-month and nine-month periods ended March 31, 2001 and 2000. The Company maintained average balances of tax-exempt securities of $2.6 million and $2.0 million for the month periods ending March 31, 2001 and 2000, respectively, for which the tax-exempt yield has not been adjusted to a taxable equivalent yield. Loans receivable include non-accrual loans.

                                                         Three Months Ended March 31,
-----------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                2001                             2000
------------------------------------------------------------------------   ------------------------------
                                        Average               Average      Average               Average
                                        Balance    Interest  Yield/Cost    Balance    Interest   Yield/cost
                                        -------    --------  ----------    -------    --------   ----------
Interest-earning assets:
Loans receivable:
   Mortgage loans                   $   419,333    $  8,375    8.05%       $ 413,266  $  8,120     7.86%
   Other consumer loans                   9,566         161    6.83%           8,167       164     8.08%
                                         26,885         483    7.29%          20,219       499     9.93%
                                    -----------------------                -------------------
    Total loans                     $   455,784    $  9,019    8.03%       $ 441,652  $  8,783     8.00%
Securities                          $   119,542    $  1,956    6.64%       $  78,523  $  1,226     6.28%
Other interest-earning assets            11,434          75    2.66%           7,612        49     2.59%
                                    -----------------------                -------------------
    Total interest-earning assets   $   586,760    $ 11,050    7.64%       $ 527,787  $ 10,058     7.66%
                                                   --------                           --------
Noninterest-earning assets               14,070                               13,992
                                    -----------                            ---------
    Total assets                    $   600,830                            $ 541,779
                                    ===========                            =========
Interest-bearing liabilities:
Deposits:
   NOW and money market accounts    $    62,445    $    371    2.41%       $  59,295  $    329     2.23%
   Savings accounts                      53,138         270    2.06%          50,682       260     2.06%
   Certificates of deposit              302,397       4,496    6.03%         267,553     3,628     5.45%
                                    -----------------------                -------------------
    Total deposits                  $   417,980    $  5,137    4.98%       $ 377,530  $  4,217     4.49%
Total borrowings                         64,453         986    6.20%          55,979       861     6.19%
Total escrows                             3,301           5    0.61%           3,877         6     0.62%
                                    -----------------------                -------------------
    Total interest-bearing          $   485,734    $  6,128    5.12%       $ 437,386  $  5,084     4.67%
                                                   --------                           --------
Non-interest-bearing liabilities         52,672                               41,975
                                    -----------                            ---------
    Total liabilities               $   538,406                            $ 479,361
    Total equity                         62,424                               62,418
                                    -----------                            ---------
    Total liabilities and equity    $   600,830                            $ 541,779
                                    ===========                            =========
Net interest-earning assets         $   101,026                            $  90,401
Net interest income/interest rate spread           $  4,922    2.52%                  $  4,974     2.99%
                                                   =================                  ==================
Net interest margin                                            3.40%                               3.79%
                                                             =======                             =======
Ratio of average interest-earning assets
 to average interest-bearing liabilities                     120.80%                             120.67%
                                                             =======                             =======

                                                            Nine Months Ended March 31,
----------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                        2001                           2000
---------------------------------------------------------------------------   ----------------------------
                                                                   Average                        Average
                                               Average              Yield/    Average              Yield/
                                               BALANCE    INTEREST   COST     BALANCE    INTEREST   COST
                                               -------    --------   ----     -------    --------   ----
Interest-earning assets:
Loans receivable:
  Mortgage loans                              $ 413,289   $ 24,940   8.04%   $ 390,507   $ 22,998   7.85%
  Other consumer loans                            8,861        460   6.92%       7,272        399   7.30%
  Commercial loans                               25,656      1,661   8.62%      16,527      1,216   9.79%
                                              --------------------           --------------------
     Total loans                              $ 447,806   $ 27,061   8.05%   $ 414,306   $ 24,613   7.91%
Securities                                      114,981      5,794   6.71%      77,342      3,564   6.13%
Other interest-earning                            9,778        190   2.59%       6,443        114   2.35%
                                              --------------------           --------------------
     Total interest-earning assets            $ 572,565   $ 33,045   7.69%   $ 498,091   $ 28,291   7.56%
                                                          --------                       --------
Non-interest-earning assets                      13,420                         12,924
                                              ---------                      ---------
     Total assets                             $ 585,985                      $ 511,015
                                              =========                      =========
Interest-bearing liabilities:
Deposits:
  NOW and money market accounts               $  60,759   $  1,098   2.41%   $  58,180   $    990   2.26%
  Savings accounts                               52,441        811   2.06%      50,679        783   2.06%
  Certificates of deposit                       295,482     13,290   5.99%     259,129     10,467   5.38%
                                              --------------------           --------------------
     Total deposits                           $ 408,682   $ 15,199   4.95%   $ 367,988   $ 12,240   4.43%
Total borrowings                                 59,810      2,915   6.49%      38,307      1,698   5.90%
Total escrows                                     3,064         14   0.61%       3,266         15   0.61%
                                              --------------------           --------------------
     Total interest-bearing                   $ 471,556   $ 18,128   5.12%   $ 409,561   $ 13,953   4.53%
                                              ---------                      ---------
Non-interest-bearing liabilities                 50,588                         39,838
                                              ---------                      ---------
     Total liabilities                        $ 522,144                      $ 449,399
     Total equity                                63,841                         61,616
                                              ---------                      ---------
Total liabilities and equity                  $ 585,985                      $ 511,015
                                              =========                      =========
Net interest-earning assets                   $ 101,009                      $  88,530
Net interest income/interest rate spread                  $ 14,917    2.57%              $ 14,338   3.03%
                                                          =================              ================
Net interest margin                                                   3.47%                         3.83%
                                                                  =========                      ========
Ratio of average interest-earning assets
   to average interest-bearing liabilities                          121.42%                       121.62%
                                                                  =========                      ========

         INTEREST INCOME - Interest income on loans increased $236,000, or 2.7%, and $2.4 million, or 9.9%, for the three-month and nine-month periods ended March 31, 2001, respectively, compared to the similar prior year periods. The increases in average loan balances and increase in average loan rates earned on mortgage loans were primarily responsible for the increase in interest income. Interest income on securities and other interest-earning assets increased $756,000, or 59.3%, and $2.3 million, or 62.7%, for the three-month and nine-month periods ended March 31, 2001 compared to the respective prior year periods. The increase in average securities balances and increase in average securities rates accounted for the increase during the three-month and nine-month periods ended March 31, 2001 compared to the three-month and nine-month periods ended March 31, 2000.

         INTEREST EXPENSE - Interest expense on deposit accounts increased $920,000, or 21.8%, and $3.0 million, or 24.2%, for the three-month and nine-month periods ended March 31, 2001 compared to similar prior year periods. The increase in average balances on deposits and increased average deposit rates were primarily responsible for the increase. Interest expense on borrowings increased $125,000, or 14.5%, and $1.2 million, or 71.7%, for the three-month and nine-month periods ended March 31, 2001 compared to the respective prior year periods. The increase in average balances on borrowings and increased average borrowing rates were primarily responsible for the increase. The increase in borrowings was in part to provide an additional source of funds to the Company for the purpose of originating loans in our market area as part of our plan to diversify the loan portfolio.

         PROVISION FOR LOAN LOSSES - The Company's provision for loan losses was $2.7 million for the three-month period ended March 31, 2001, of which $2.6 million related to two non-performing commercial credits. For the three months ended March 31, 2001, the Company's provision for loan losses included a $1.9 million provision relating to a $2.0 million commercial business loan to a locally based company which builds out ambulances. The Company believes that the borrower may have been the subject of embezzlement. In addition, $635,000 of the provision for loan losses for the quarter ended March 31, 2001 related to a $6.7 million commercial business loan placed on non-accrual status during the quarter ended December 31, 2000 and on which the Company previously made a $4.2 million provision. For the nine-months ended March 31, 2001, the provision for loan loss was $7.2 million, of which $6.7 million related to the two commercial credits. This compares to $195,000 and $686,000 for the three-month and nine-month periods ended March 31, 2000. Excluding the effect of year-to-date provisions made on the two non-performing loans, the Company's provision for loan losses would have been $159,000 and $480,000 during the three and nine-month periods ended March 31, 2001. The ratio of the allowance for loan losses to total loans was .94% at March 31, 2001 compared to .91% at June 30, 2000. The ratio of the allowance for loan losses to total non-performing loans was 92.1% at March 31, 2001 compared to 325.7% at March 31, 2000. Management believes that the Company's allowance for loan losses was adequate at March 31, 2001, however, no assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of any further deterioration in the loan which was primarily responsible for the provision in the second quarter in fiscal 2001 or as a result of any additional increases in the amount of the Company's non-performing loans from the remainder of the Company's loan portfolio. In recent periods the Company has significantly increased the amounts of its commercial real estate, construction, consumer and commercial business loans. Such loans generally are considered to involve a higher degree of risk than single-family residential mortgage loans. While the Company believes that its oversight of the risk elements in its loan portfolio is adequate, no assurance can be given that there may not be additional increases in the Company's non-performing loans and, as a result, its provisions for loan losses.

                                                               For the Nine Months Ended
                                                                       March 31,
                                                       --------------------------------------
                                                              2001                      2000
---------------------------------------------------------------------------------------------
                                                               ( Dollars in Thousands)
Allowance at beginning of period                        $    3,905                $    3,138
                                                       ------------             -------------
Provisions                                                   7,219                       686
Charge-offs:
Mortgage loans                                                  18                        51
Non-mortgage loans                                              61                        13
Commercial business loans                                    6,818                         1
                                                       ------------             -------------
Total charge-offs                                            6,897                        65
Recoveries                                                       1                       146
                                                       ------------             -------------
Allowance for loan losses at end of period              $    4,228                $    3,905
                                                       ------------             -------------

Allowance for loan losses to total non-performing
   loans at end of period                                   92.09%                   325.69%
                                                       ------------             -------------
Allowance for loan losses  to loans net of deferred
   fees at end of period                                     0.94%                     0.86%
                                                       ------------             -------------
Ratio of charge-offs to average loans                        1.54%                     0.02%
                                                       ------------             -------------

       NON-INTEREST INCOME - Non-interest income increased $271,000, or 97.1%, and $697,000, or 85.5%, for the three-month and nine-month periods ended March 31, 2001 compared to similar periods in the prior year. These increases were primarily a result of the Company taking advantage of market opportunities to realize gains upon the sale of loans and securities available-for-sale ("AFS") as well as increases in general service fees and charges. Gains on AFS loans were $119,000 and $232,000 for the three-month and nine-month periods ended March 31, 2001 compared to no gains for the respective prior year periods. Similarly, gains on AFS securities were $80,000 and $242,000 for the three-month and nine-month periods ended March 31, 2001 compared to no gains for the respective prior year periods.

         NON-INTEREST EXPENSE - Non-interest expense, increased $429,000, or 13.7%, and $1.5 million, or 16.9%, for the three-month and nine-month periods ended March 31, 2001 compared to the similar periods in the prior year. Compensation and employee benefits expense increased $259,000, or 14.2%, and $991,000, or 19.5% for the three-month and nine-month periods ended March 31, 2001 compared to the similar periods in the prior year. The increases were primarily a result of general increases in salary levels, compensation charges related to the ESOP, RRP and an increase in the number of full-time equivalent employees as a result of the opening of two additional banking offices and the expansion of our lending function to support the Company's loan diversification plan. Occupancy and furniture and fixture expense increased $55,000, or 14.1%, and $292,000, or 29.0%, for the three-month and nine-month periods ended March 31, 2001, respectively, compared to similar periods in the prior year. The increases were a result of management's continuing efforts to update equipment and facilities and the operation of two additional banking offices and an operations center to better service the Company's needs. Amortization of intangible assets declined $27,000, or 26.2%, and $82,000, or 26.6 %, for the three-month and nine-month periods ended March 31, 2001 compared to the similar periods in the prior year. These declines were a result of revised estimates of useful lives based on a recent empirical analysis. Deposit account services expense increased $23,000, or 16.3%, and $72,000 or, 16.9%, for the three-month and nine-month periods ended March 31, 2001 compared to the similar periods in the prior year. These increases are a result of the growth of additional accounts associated with two additional banking offices as well as continued efforts in acquiring core deposit accounts. All other non-interest operating expenses, in the aggregate, increased $119,000 and $239,000, or 17.9% and 12.2%, for the three-month and nine-month periods ended March 31, 2001. These increases were primarily the result of professional expenses associated with loan workout of impaired credits and other corporate legal matters.

       INCOME TAX - The benefit for income taxes for the three-month and nine-month periods ended March 31, 2001 was $312,000 and $436,000, respectively. This compares to provisions for income tax expense of $755,000 and $2.1 million for the three-month and nine-month periods ended March 31, 2000. The reduction in the provisions for income taxes in the three-month and nine-month periods ended March 31, 2001 primarily relates to the decrease in pretax income.

CHANGES IN FINANCIAL CONDITION

         GENERAL. Total assets of the Company increased by $49.6 million, or 8.8%, to $609.7 million at March 31, 2001 compared to $560.1 million at June 30, 2000. The increase in assets resulted from loans increasing $21.8 million, or 5.1%, and AFS securities increasing $53.0 million, or 75.1%. Total liabilities amounted to $549.2 million, an increase of $49.7 million, or 10.0%, from June 30, 2000. Deposits increased $24.4 million, or 5.4%, to $477.2 million while borrowings increased $25.6 million, or 68.2%, to $63.1 million at March 31, 2001. Total stockholders' equity decreased $153,000 to $60.5 million at March 31, 2001 compared to $60.6 million at June 30, 2000. Changes in stockholders' equity reflect the purchase of 140,000 shares of treasury stock and appreciation of $2.6 million in accumulated other comprehensive income (loss), primarily as a result of declining interest rates offset by the net loss during the nine-month period.

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents amounted to $16.9 million and $14.7 million at March 31, 2001 and June 30, 2000, respectively. Cash and cash equivalents increased slightly during the period as a result of increased deposit balances and increases in cash flows from loans and investments.

         ASSETS AVAILABLE FOR SALE. At March 31, 2001, assets that were classified AFS consisted of securities totaling $123.6 million and loans totaling $6.4 million. This compares to $70.6 million in AFS securities and $35.8 million in AFS loans at June 30, 2000. The increase of $53.0 million, or 75.1%, in AFS securities and the decrease of $29.4 million, or 82.2%, in AFS loans were partially a result of a combination of fixed-rate and adjustable-rate securities purchased utilizing proceeds from the sale of an aggregate $35.0 million of fixed-rate loans and other security investment strategies executed during the year. At March 31, 2001, the Company had unrealized gains on AFS securities of $377,000 net of unrealized losses, compared to unrealized losses on AFS securities of $3.7 million at June 30, 2000. The decrease in unrealized losses is a result of decreases in the general level of interest rates.

         LOANS. The net loan portfolio of the Company increased from $424.9 million at June 30, 2000 to $446.7 million at March 31, 2001. The increase in the Company's net loan portfolio was due, in large part, to the Company's continuing efforts to expand its lending activities with a concentrated effort to expand multi-family, commercial real estate, consumer and business loans.

         During the nine-months ended March 31, 2001, the Company's commercial real estate mortgage loans increased by $19.3 million or 23.7%, construction loans increased $8.3 million or 55.9%, home equity loans increased $2.6 million or 3.7%, multi-family residential loans increased $461,000 or 2.2% and single-family residential mortgage loans decreased by $5.8 million or 2.8%. During the same period, the Company's other consumer loans increased $1.9 million or 24.4% and commercial business loans decreased $4.7 million or 18.5%. The decline in commercial business loans was primarily related to the charge-off of $6.7 million related to two non-performing commercial credits. Generally, changes in the mix of the Bank's loan portfolio reflect the Company's continuing efforts to diversify its loan portfolio and increase its holdings in loans that generally have higher yields and shorter terms to maturity and/or repricing than single-family residential mortgage loans. However, commercial real estate loans, multi-family residential mortgage loans, construction loans, home equity loans and other consumer loans all generally are deemed to have increased credit risk characteristics in comparison to single-family residential mortgage loans.

         The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans and other real estate owned.

                                                                     March 31,           June 30,
                                                                        2001               2000
                                                               --------------------------------------
                                                                      (Dollars in Thousands)
Accruing loans past due 90 days or more:
Mortgage loans                                                  $          321         $           9
                                                               ----------------       ---------------
Total                                                           $          321         $           9
                                                               ----------------       ---------------
Non-accrual loans:
Mortgage loans
Single-family residential                                       $        1,134         $         828
Multi-family and Commercial Real Estate                                  1,192                   140
Home Equity                                                                268                    10
Other consumer loans                                                       160                    19
Commercial business loans                                                1,516                   250
                                                               ----------------       ---------------
Total                                                           $        4,270         $       1,247
                                                               ----------------       ---------------
Total non-performing loans                                      $        4,591         $       1,256
                                                               ----------------       ---------------
Other real estate owned, net                                    $           85         $           -
                                                               ----------------       ---------------
Total non-performing assets                                     $        4,676         $       1,256
                                                               ----------------       ---------------
Non-performing loans to total loans, net of deferred fees                1.02%                 0.29%
Non-performing assets to total assets                                    0.77%                 0.22%


         Non-accrual commercial business loans increased $1.3 million at March 31, 2001 compared to June 30, 2000. The increase is related to the balance of the two previously mentioned commercial business loans that were not charged-off. Non-accrual multi-family and commercial real estate loans increased $1.1 million at March 31, 2001 compared to June 30, 2000. The primary reason for the increase was related to one borrower who defaulted on two commercial real estate loans secured with real estate collateral with an estimated value of $2.2 million.

         INTANGIBLE ASSETS. The Company's intangible assets amounted to $1.3 million and $1.5 million at March 31, 2001 and June 30, 2000, respectively. Such assets are comprised of goodwill and a core deposit intangible resulting from the Bank's purchase of three branch offices from another institution in March 1994. The goodwill is being amortized on a straight-line basis over a 15-year period while the core deposit intangible is being amortized over the remaining estimated period of benefit, currently estimated at 5.3 years.

       DEPOSITS. The Company's total deposits in the aggregate increased by $24.4 million, or 5.4%, to $477.2 million at March 31, 2001 compared to $452.9 million at June 30, 2000. This increase occurred despite a highly competitive market for deposits. Savings accounts increased $2.3 million or 4.2%, checking accounts increased $8.4 million or 7.9% and certificates of deposit increased $13.7 million or 4.7%. The Company intends to continue its marketing efforts promoting core deposits to help fund asset growth.

       FEDERAL HOME LOAN BANK ADVANCES. The Company utilizes advances from the FHLB of Pittsburgh primarily as an additional source of funds to meet loan demand. FHLB advances increased $25.6 million or 68.2% to $63.1 million at March 31, 2001 compared to $37.5 million at June 30, 2000. The Company also uses FHLB advances to fund certain investments approved by our Board of Directors.

       EQUITY. Total stockholders' equity of the Company amounted to $60.5 million, or 9.9%, of assets at March 31, 2001 compared to $60.6 million or 10.8% of total assets at June 30, 2000. The decrease of $153,000, or 0.3%, was attributed to the combination of a net operating loss, dividends paid and additional shares of treasury stock purchased during the nine-month period ended March 31, 2001 substantially offset by a reduction in net unrealized losses on AFS securities. Net loss for the nine-month period ended March 31, 2001 was $508,000. Total stockholders' equity of the Company included net unrealized gains (losses), net of taxes, of $231,000 and ($2.3) million on AFS securities at March 31, 2001 and June 30, 2000, respectively. The Company paid cash dividends of $0.10, $0.11 and $0.11 per share during the quarters ended September 30, 2000, December 31, 2000 and March 31, 2001, respectively. These regular dividends totaled $727,000. The Company acquired 66,500 shares of additional Treasury stock at an aggregate cost of $784,000 during the nine-month period ended March 31, 2001. As of March 31, 2001, the Company had repurchased 162,500 shares of its common stock at an average price of $11.25 in connection with its authorization to repurchase its common stock. Under its current buyback program, the Company has the ability up to 70,051 of additional shares of common stock as market conditions warrant.

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

       Liquidity management is both a daily and long term function of business management. Excess liquidity is generally invested in short-term investments such as U.S. Treasury securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities. At March 31, 2001, the total approved investment and loan origination commitments outstanding amounted to $29.1 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2001 totaled $230.1 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company has the ability to utilize borrowings, typically in the form of FHLB advances as an additional source of funds. The maximum borrowing capacity available to the Company from the Federal Home Loan Bank was $347.5 million, as of March 31, 2001, based on qualifying collateral. The Company is required to maintain sufficient liquidity to ensure its safe and sound operation. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

CAPITAL

       At March 31, 2001 and June 30, 2000, the Bank had regulatory capital which was well in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank's actual capital levels are detailed below:

                                                                                                         To be Well
                                                                               For Capital            Capitalized Under
                                                                                Adequacy              Prompt Corrective
                                                Actual Capital                  Purposes              Action Provisions
                                             ---------------------     ----------------------     --------------------------
                                               Amount     Ratio           Amount     Ratio           Amount         Ratio
                                             ---------------------     ----------------------     --------------------------
                                                                         (Dollars in thousands)
              AS OF MARCH 31, 2001
              Tangible capital                 $  50,322     8.3%          $  9,137     1.5%         $  12,183         2.0%
              (to tangible assets)
              Core capital                        50,322     8.3%            24,297     4.0%            30,371         5.0%
              (to adjusted tangible assets)
              Tier I capital                      50,322    13.6%               N/A      N/A            22,239         6.0%
              (to risk-weighted assets)
              Risk-based capital                  54,550    14.7%            29,652     8.0%            37,065        10.0%
              (to risk-weighted assets)


              AS OF JUNE 30, 2000
              Tangible capital                 $  50,611     9.0%          $  8,399     1.5%         $  11,199         2.0%
              (to tangible assets)
              Core capital                        50,611     9.0%            22,431     4.0%            28,039         5.0%
              (to adjusted tangible assets)
              Tier I capital                      50,611    14.6%               N/A      N/A            20,815         6.0%
              (to risk-weighted assets)
              Risk-based capital                  54,516    15.7%            27,753     8.0%            34,692        10.0%
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

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         ATS PRODUCTS CORP. V. WILLOW GROVE BANK, (United States Bankruptcy Court, Eastern District of Pennsylvania). On May 2, 2001, this lawsuit was filed against the Bank alleging four causes of action related to a line of credit between the Bank and the plaintiff. The causes of action are: breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty. The plaintiff seeks compensatory damages in an amount in excess of $150,000.00, punitive damages, attorney's fees, costs and litigation expenses as well as other relief. The plaintiff alleges that its actual damages may exceed $10 million. The Bank will vigorously defend the claims made by the plaintiff and believes that those claims are without merit.

         Other than the above referenced litigation, the Bank is involved in various legal proceedings occuring in the ordinary course of business. Management of the Bank, based on discussions with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition or operations of the Bank. There can be no assurance that any of the outstanding legal proceedings to which the Bank is a party will not be decided adversely to the Bank's interest and have a material adverse effect on the financial condition and operations of the Bank.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
 .
         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits (filed herewith unless otherwise noted)

         2.1    Plan of Reorganization*
         2.2    Plan of Stock Issuance*
         3.1    Federal Stock Charter of Willow Grove Bancorp, Inc.*
         3.2    Bylaws of Willow Grove Bancorp, Inc.*
         4.0    Form of Stock Certificate of Willow Grove Bancorp, Inc.*
         10.1 Form of Employment Agreement entered into between Willow Grove Bank and Frederick A. Marcell Jr.*
         10.2 Form of Employment Agreement entered into between Willow Grove Bank and each of Christopher E. Bell, Thomas M. Fewer and John
                T. Powers*
         10.3   Supplemental Executive Retirement Agreement*
         10.4   Non-Employee Director's Retirement Plan*
         10.5   1999 Stock Option Plan**
         10.6   1999 Recognition and Retention Plan and Trust Agreement**

-------------

* Incorporated by reference from the Company's Registration Statement on Form S-1, filed on September 18, 1999, as amended, and declared effective on November 12, 1999 (File No. 333-63737).
**       Incorporated by reference from the Company's Proxy Statement on
         Schedule  14A as filed on June 23, 1999 (File No. 000-25191).

(b)      Not applicable.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           WILLOW GROVE BANCORP, INC.



Date:  May 11, 2001           By:   /s/ Frederick A Marcell Jr.
                                    --------------------------------------------
                                    Frederick A. Marcell Jr.
                                    President and Chief Executive Officer


Date:  May 11, 2001           By:   /s/ Christopher E. Bell
                                    -----------------------------------
                                    Christopher E. Bell
                                    Senior Vice President and Chief Financial
                                    Officer