Form 10-K
period 2001-06-30
WILLOW GROVE BANCORP INC
filed 2001-09-28
CIK 1070543

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X]      Annual report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the fiscal year ended    JUNE 30, 2001
                                                        --------------------
                                     - or -

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934. For the transition period from         to
                                                             --------    -------

                         Commission File Number: 0-25191

                           WILLOW GROVE BANCORP, INC.
                 ---------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

    UNITED STATES OF AMERICA                                      23-2986192
-------------------------------                              -------------------
(State or other jurisdiction of                              (IRS Employee
incorporation or organization)                               Identification No.)

                           WELSH AND NORRISTOWN ROADS
                         MAPLE GLEN, PENNSYLVANIA 19002
                   ------------------------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number: (including area code)           (215) 646-5405
                                                             -------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
                                   ----------
           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock (par value $0.01 per share)
               ---------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES [ X ] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 20, 2001 was $27,932,129 (1,756,738 shares at $15.90 per share).

As of September 20, 2001 there were 4,937,387 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
1. Portions of the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.  BUSINESS

GENERAL. Willow Grove Bancorp, Inc. (the "Company") is a federal corporation that completed its initial public offering ("IPO") in December 1998 in the reorganization of Willow Grove Bank (the "Bank") from a federally chartered mutual savings bank into a federally chartered stock savings bank in the mutual holding company form of ownership. Willow Grove Bank is the subsidiary of Willow Grove Bancorp, Inc., which is the majority-owned subsidiary of Willow Grove Mutual Holding Company (the "MHC"). Willow Grove Bank was originally organized in 1909, and is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. At the present time, the business of the Company is primarily the business of the Bank. In September 2000, Willow Grove Investment Corporation ("WGIC"), a Delaware corporation, was formed as a wholly owned subsidiary of the Bank to hold and manage certain securities investments of the Bank.

         References in this document to "we," "our" or "us" refer to Willow Grove Bancorp, Inc. together with its subsidiary, Willow Grove Bank, unless the context otherwise requires.

         In recent years, we have concentrated our business plans on three primary goals, changing operations to a full-service community bank, continuing steady growth and maintaining a high level of asset quality.

         Our principal sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, funds provided from operations and funds borrowed from outside sources such as the Federal Home Loan Bank ("FHLB") of Pittsburgh. These funds are primarily used for the origination of various loan types including, single-family residential, commercial real estate and multi-family residential mortgage loans, home equity loans, consumer loans and commercial business loans. Our major source of income is the interest payments received on our loan and securities portfolios, while our major expense is interest paid on deposit accounts.

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

MARKET AREA AND COMPETITION

         Our main office is in Montgomery County, Pennsylvania, approximately 20 miles north of downtown Philadelphia. The primary market areas that we serve are: Montgomery County, Bucks County, and the northeast section of Philadelphia that borders these counties. To a lesser extent, we provide services to areas of Chester and Delaware counties, the remainder of the City of Philadelphia, and central and southern New Jersey.

         We face significant competition in originating loans and attracting deposits. This competition stems primarily from commercial banks, other savings banks and savings associations and mortgage-banking companies. Within our market area, we estimate that we compete with more than 45 other banks and savings institutions. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

LENDING ACTIVITIES

         GENERAL. At June 30, 2001 our net loan portfolio totaled $454.2 million or 72.66 % of our total assets. Historically, our primary emphasis has been the origination of loans secured by first liens on single-family (one-to four-units) residences. In recent years, we have changed the focus of our lending to place more emphasis on home equity loans, commercial real estate and multi-family real estate loans and commercial business loans. At June 30, 2001, commercial and multi-family residential real estate loans amounted to $128.6 million, or 28.0% of our total loan portfolio. As of that date, commercial business loans totaled $19.9 million or 4.34% of the total loan portfolio. Loans secured by liens on single-family residential properties include first mortgage loans totaling $198.3 million or 43.17% of the loan portfolio; and $75.1 million of home equity loans and lines of credit, which accounted for 16.34 % of the loan portfolio.

         The types of loans that we originate are subject to federal and state laws and regulations. Interest rates and fees charged on these loans are affected primarily by the demand for loans by borrowers and the supply of funds available for lending purposes and rates and fees charged by our competitors. Local, national, and international economic conditions and their effect on the monetary policies of the Federal Reserve Board, legislative and tax policies, and budgetary matters of local, state, and federal governmental bodies affect the supply of funds available and the demand for loans.

         LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the loan portfolio at the dates indicated. This data does not include single family loans classified as available for sale which amounted to $2.6 million, $35.8 million, $zero, 12.1 million, and $6.2 million at June 30,2001, 2000, 1999, 1998, and 1997, respectively.

                                     June 30, 2001             June 30, 2000             June 30, 1999
                                  --------------------      --------------------     ---------------------
                                               Percent                  Percent                  Percent
 (Dollars in Thousands)            Amount     of total       Amount    of total       Amount     of total
--------------------------------  --------   ----------     --------  ----------     --------   ----------
 Mortgage loans:
 Single-family                    $ 198,310      43.17 %    $ 206,340      48.04 %   $ 231,498       61.16 %
 Multifamily & non-residential      128,613      28.00        102,513      23.87        65,707       17.36
 Construction                        27,724       6.04         14,973       3.49         7,773        2.05
 Home equity                         75,060      16.34         72,217      16.81        54,090       14.29
                                  ---------  ---------      ---------  ---------     ---------  ----------
 Total mortgage loans               429,707      93.55        396,043      92.20       359,068       94.86
 Consumer loans                       9,688       2.11          7,818       1.82         6,431        1.70
 Commercial business loans           19,925       4.34         25,683       5.98        13,023        3.44
                                  ---------  ---------      ---------  ---------     ---------  ----------
 Total loans receivable             459,320     100.00 %      429,544     100.00 %     378,522      100.00 %
                                             =========                 =========                ==========

 Allowance for loan losses           (4,313)                   (3,905)                  (3,138)
 Deferred loan fees                    (808)                     (699)                    (800)
                                  ---------                 ---------                ---------
 Loans receivable, net            $ 454,199                 $ 424,940                $ 374,584
                                  =========                 =========                =========


                                      June 30, 1998             June 30, 1997
                                  ---------------------    ----------------------
                                              Percent                   Percent
 (Dollars in Thousands)            Amount     of total      Amount      of total
--------------------------------  --------   ----------    --------    ----------
 Mortgage loans:
 Single-family                    $ 230,979       72.30 % $  230,659        80.16
 Multifamily & non-residential       31,978       10.01       23,141         8.04
 Construction                         4,772        1.49        3,776         1.31
 Home equity                         41,366       12.95       25,553         8.88
                                  ---------  ----------   ----------    ---------
 Total mortgage loans               309,095       96.75      283,129        98.39
 Consumer loans                       4,930        1.54        2,924         1.02
 Commercial business loans            5,437        1.70        1,698         0.59
                                  ---------  ----------   ----------    ---------
 Total loans receivable             319,462      100.00 %    287,751       100.00
                                             ==========                 =========

 Allowance for loan losses           (2,665)                  (1,678)
 Deferred loan fees                  (1,092)                  (1,477)
                                  ---------               ----------
 Loans receivable, net            $ 315,705               $  284,596
                                  =========               ==========

         CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth scheduled contractual amortization of the loan portfolio at June 30, 2001, as well as the dollar amount of such loans scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less.

At June 30, 2001 the amount due within

                                                          At June 30, 2001 the amount due within
                            -------------------------------------------------------------------------------------
                                        More than   More than   More than    More than
                             1 year      1 to 3      3 to 5      5 to 10     10 to 20      Over 20
 (Dollars in thousands)      or less      years       years       years        years        years         Total
------------------------    ---------  ----------- ----------- -----------  -----------   ---------      -------
 Mortgage loans:
 Single-family &            $   1,204  $     5,818 $    13,987 $    26,656  $    97,807   $ 127,898     $ 273,370
   home equity
 Multifamily &                  2,994        5,312       4,580      19,789       87,457       8,481       128,613
   nonresidential
 Construction                  18,148        6,976         231           -        1,015       1,354        27,724
 Consumer loans                 3,246        2,721       1,623       2,020           55          23         9,688
 Commercial business loans     10,967        1,384       2,531       3,985        1,058           -        19,925
                            ---------  ----------- ----------- -----------  -----------   ---------     ---------
 Total                      $  36,559  $    22,211 $    22,952 $    52,450  $   187,392   $ 137,756     $ 459,320
                            =========  =========== =========== ===========  ===========   =========     =========

         Of the $422.8million of loan principal repayments due after June 30, 2002, $364.4million have fixed rates of interest and $58.4million have adjustable rates of interest.

         LENDING ACTIVITY. Our lending activities are subject to underwriting standards and origination procedures which have been approved by our Board of Directors. In mid-1996, we determined that based upon the significant amount of standardization in the single-family residential underwriting and documentation processes, it was more cost effective for us to purchase single-family residential mortgage loans. Since that time, we have developed a network of approximately 33 active mortgage brokers and mortgage bankers. These correspondents identify, process and close loans on our behalf based upon rates and terms that we provide to them on a regular basis. Depending upon the various programs we have with the correspondents, loans will be classified as either purchased or originated. When the correspondent advances funds for the closing of a loan we have committed to purchase, it is classified as "purchased". When we provide the funds for the closing of the loan, it is classified as "originated". In either case, we may retain the loan in our portfolio or sell it (on either a servicing released or retained basis) in the secondary market. The correspondents forward completed loan applications for our review. Based upon our assessment of our demand for the type of loan, we will determine whether to reject the loan or acquire the loan for our portfolio or for sale into the secondary market. The loans generally are required to be underwritten in accordance with Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines (this facilitates resale into the secondary market). We also acquire loans that do not conform to FHLMC/FNMA guidelines ("non-conforming" loans) for the portfolio. Non-conforming loans that we place in the portfolio include, but are not limited to, sub-prime, investor loans and non-FNMA "A" paper. Non-conforming loans are underwritten according to the Company's alternative underwriting guidelines. We believe that the Company's underwriting guidelines are consistent with industry standards. These non-conforming loans account for approximately one-quarter of our single-family loan portfolio.

         Our loan underwriting function is managed at our main office. All conforming loans are underwritten by any one of five contracted third party companies to ensure saleability in the secondary market. We require a current appraisal prepared by an independent appraiser on all new mortgage loans. We also require title insurance on all loans secured by real estate, except home equity loans.

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

         As a federal savings bank, we are limited in the amount of loans we make to any one borrower. This amount is equal to 15% of the Bank's unimpaired capital and surplus (in our case, this amount would be approximately $8.4 million at June 30, 2001), although there are provisions that would allow us to lend an additional 10% of unimpaired capital and surplus if the loans are secured by readily marketable securities. Our aggregate loans to any one borrower have been within these limits. At June 30, 2001, our three largest credit relationships with an individual borrower and related entities amounted to $7.1 million, $6.4 million, and $6.2 million; all the loans included in these relationships were performing in accordance with their terms and conditions.

         SINGLE-FAMILY RESIDENTIAL LOANS. We utilize a network of mortgage brokers and bankers to originate and buy conventional single-family (one-tofour-units) mortgage loans. Conventional loans are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA"). The majority of our single-family mortgage loans are secured by properties located in our primary lending area which includes Montgomery, Bucks and Philadelphia Counties, Pennsylvania. Our residential lending areas have expanded to include northeastern Pennsylvania and central and southern New Jersey. At June 30, 2001, single-family mortgage loans amounted to $198.3million, or 43.17% of our total loan portfolio. Due to our strategic plan to diversify the loan portfolio, the single-family portion of our loan portfolio has decreased during the past five years and we expect this trend to continue.

         Single-family residential mortgage, loans which we purchase or originate for sale, generally are underwritten with terms conforming to FHLMC/FNMA guidelines. Loans purchased or originated for our portfolio, may conform to these guidelines, may exceed the conforming loan amount for those agencies, or may otherwise not comply with the underwriting standards of the agencies for a variety of reasons, including credit risk. Recently we have been more active in selling conforming loans, in excess of our portfolio needs, in the secondary market. We have formed relationships with five national investors who purchase our loans primarily on a best efforts, servicing released basis. This arrangement, although not eliminating all risks associated with secondary market activity, can provide an additional source of non-interest income. As of June 30, 2001, $2.6 million of our single-family residential mortgage loans were classified as available-for-sale. During the year ended June 30, 2001, we sold an aggregate of $92.4 million of single-family residential mortgage loans at a gain of $381,000. We had no loan sales in fiscal 2000 and $15.0 million of loan sales in fiscal 1999. Although we anticipate a continued effort in secondary market activity, there can be no assurance that this activity will continue as currently structured or result in the realization of non-interest income and in fact could result in negative operating results.

         Interest rates on our single-family residential mortgage loans either are fixed for the life of the loan ("fixed-rate") or are subject to adjustment at certain pre-determined dates throughout the life of the loan ("ARM"). Our fixed-rate loans generally mature in 10, 15, 20 or 30 years, and have equal monthly payments to repay the loan with interest by the end of the loan term. At June 30, 2001, the fixed-rate portion of our residential mortgage loan portfolio which includes single-family real estate loans and home equity loans, totaled $273.4 million which was 59.5% of the total single-family residential loans outstanding at that date.

         We offer a variety of ARM loans. These loans have a pre-determined interest rate for a specified period of time ranging from one to ten years. After this initial period, the interest rate will adjust on a periodic basis in accordance with a designated index such as the one-year US Treasury yield adjusted to a constant maturity ("CMT") plus a stipulated margin. Also, ARM loans generally carry an annual limit for rate changes of 1% or 2%, and a maximum amount the rate can increase or decrease from the initial rate of 4% to 6% during the life of the loan. From time to time, we offer ARM loans with an initial rate less than the fully-indexed rate (the index at the time of origination plus the stipulated margin). These loans are underwritten based upon the borrower making payments calculated at the fully-indexed rate. Our ARM loans require that any payment adjustment caused by a change in the interest rate result in full amortization of the loan by the end of the original loan term, and no portion of the payment increase is permitted to be added to the principal balance of the loan, so-called negative amortization. At June 30, 2001, $25.3 million or 10.8% of our residential mortgage loan portfolio, which includes single-family real estate loans and home equity loans, were adjustable rate.

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

         Generally the largest single-family mortgage loan we originate or purchase does not exceed $400,000. In addition, our maximum loan-to-value ratio (the rate of the loan amount to the lesser of the appraised value or sales price
- "LTV") is 95%, provided that private mortgage insurance is obtained for the portion of the loan in excess of 80% of the appraised value.

         HOME EQUITY LOANS. In recent years, we have increased our emphasis on the origination of home equity loans and lines of credit, due to their shorter maturities (the maximum term of our home equity loans is 20 years with the exception of purchase money second mortgage loans whose maximum term may be up to 30 years) and higher interest rates. A home equity loan is a fixed-rate loan where the borrower receives the total loan amount at a closing and makes monthly payments to repay the loan within a specific time period. Home equity lines of credit are a revolving line of credit with a variable rate and no stated maturity date. The borrower may draw on this account (up to the maximum credit amount) and repay this line at any time. At June 30, 2001 we had $75.1 million or 16.34% of the total loan portfolio in home equity loans and lines of credit outstanding. This compares to $72.2 million outstanding at June 30, 2000. Of the $75.1 million outstanding at June 30, 2001, $17.5 million were in lines of credit. The unused portion of equity lines of credit was $10.4 million at that date.

         Home equity loans and lines of credit are secured by the borrower's residence, and we generally obtain a second mortgage position on these loans. We offer home equity programs in amounts, when combined with the first mortgage, up to 100% of the value of the property securing the loan. In addition to originating home equity loans through our branch offices, we purchase these loans from a network of correspondents.

         COMMERCIAL REAL ESTATE AND MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. At June 30, 2001 commercial and multi-family real estate loans amounted to $128.6 million or 28.00% of the total loan portfolio. This compares to $102.5 million or 23.87% at June 30, 2000.

         Our commercial real estate and residential multi-family real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, residential properties with five or more units and other properties used for commercial and multi-family purposes located in our market area. Our commercial and multi-family real estate loans tend to be originated in an amount less than $3 million but will occasionally exceed that amount. At June 30, 2001, the average commercial and multi-family real estate loan size was $467,000. The five largest commercial real estate and multi-family real estate loans outstanding were $4.2 million, $3.5 million, $2.8 million, $2.7 million and $2.6 million, and all of such loans were performing in accordance with all their terms. During the year ended June 30, 2001, our commercial real estate and multi-family loan portfolio grew as the result of originations, purchases and the conversion of loans from construction to permanent status, by $26.1 million, or 25.5%. During the past several years, we have hired commercial lenders, who we believe are experienced in this area, in our effort to increase the size of this portfolio.

         Although terms for commercial real estate and multi-family loans vary, our underwriting standards generally allow for terms up to 20 years with monthly amortization over the life of the loan and LTV ratios of not more than 80%. Interest rates are either fixed or adjustable, based upon designated market indices such as the 5-year Treasury CMT plus a margin, and fees ranging from 0.5% to 1.50% are charged to the borrower at the origination of the loan. Prepayment fees are charged on most loans in the event of early repayment. Generally we obtain personal guarantees of the principals as additional collateral for commercial real estate and multi-family real estate loans.

         Commercial real estate and multi-family real estate lending involves different risks than single-family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower's business. These risks can be affected by supply and demand conditions in the project's market area of rental housing units, office and retail space, warehouses, and other commercial space. We attempt to minimize these risks by limiting our loans to proven businesses, only considering properties with existing operating performance which can be analyzed, using conservative debt coverage ratios in our underwriting, and periodically monitoring the operation of the business or project and the physical condition of the property. As of June 30, 2001, $675,000, or 0.52% of our commercial real estate and multi-family residential mortgage loans were on non-accrual status compared to $140,000 at June 30, 2000. The increase was specifically related to one non-residential mortgage loan representing the entire non-accrual amount. the Company believes that all past due obligations will be recovered with respect to this loan. As of June 30, 2001, $1.5 million, or 33.7% of the Company's allowance for loan losses was allocated to commercial real estate and multi-family residential mortgage loans. Charge-offs of commercial real estate and multi-family residential mortgage loans during the year ended June 30, 2001, amounted to zero.

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

         CONSTRUCTION LOANS. We originate construction loans for residential and commercial uses within our market area. We generally limit construction loans to builders and developers with whom we have an established relationship, or who are otherwise known to officers of the Bank. At June 30, 2001, we had $ 27.7 million, or 6.04% of total loans, in outstanding construction loans. Construction loans outstanding at June 30, 2000 were $15.0 million.

         Our construction loans generally have variable rates of interest, a maximum term to maturity of three years, and LTV ratios less than 80%. Residential construction loans to developers are made on either a pre-sold or speculative (unsold) basis. Limits are placed on the number of units that can be built on a speculative basis based upon the reputation and financial position of the builder, his/her present obligations, the location of the property and prior sales in the development and the surrounding area. Generally a limit of two to six model homes is placed per project.

         Prior to committing to a construction loan, we require that an independent appraiser prepare an appraisal of the property. We also review and inspect each project at its inception and prior to every disbursement of loan proceeds. Disbursements are made after inspections based upon a percentage of project completion. Monthly payment of interest is required on all construction loans.

         We also make construction loans for the acquisition and development of land for sale (i.e. roads, sewer and water lines. We make these loans only in conjunction with a commitment for a construction loan for the units to be built on the site. These loans are secured by a lien on the property and are limited to a LTV ratio of 75% of the appraised value. The loans have a variable rate of interest and require monthly payments of interest. The principal of the loan is repaid as units are sold and released. All of our loans of this type are in our market area and are to developers with whom we have established relationships. In most cases, we also obtain personal guarantees from the borrowers.

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

         COMMERCIAL BUSINESS LOANS. At June 30, 2001, we had $19.9 million in business loans (4.34% of gross loans outstanding) compared to $25.7 million at June 30, 2000, a decrease of $5.8 million or 22.4%. The primary reason for the decrease in the amount outstanding under commercial business loans was $7.4 million of charge-offs during the year ended June 30, 2001. We began originating loans to small-to-mid-sized businesses in our market area in May 1997. Since that time, we have hired four commercial lenders between May 1997 and March 2000, who we believe are experienced in this area, to actively solicit commercial business loans as well as commercial real estate and multi-family real estate loans. As a result of these efforts, we anticipate growth in this portion of the loan portfolio will remain an important part of our overall loan diversification plan. We believe that these types of loans assist in our asset/liability management since they generally provide shorter maturities and/or adjustable rates of interest in addition to generally having higher rates of return which are designed to compensate for the additional credit risk associated with these loans.

         The commercial business loans which we originate may be either a revolving line of credit or for a fixed term of generally ten years or less. Interest rates are either adjustable, indexed to a published prime rate of interest, or fixed. Generally, equipment, machinery, real property or other corporate assets secure the loans. Personal guarantees from the business principals are generally obtained as additional collateral. We also provide loans up to 75% of a business' accounts receivable and up to 50% of its inventory. As of June 30, 2001, the Company's five largest commercial business loans were $2.0 million, $1.5 million, $1.4 million, $1.1 million, and $ 794,000 and all such loans were performing in accordance with their terms. At such date the average balance of the Company's commercial business loans was $89,000.

         Generally, commercial business loans have been characterized as having higher risks associated with them than single-family loans. This area of lending is relatively new to us and we have recently experienced significant losses with respect to two commercial business loans which were placed on non-accrual status during the year ended June 30, 2001. See, "Asset Quality - Allowance for Loan Losses". We have hired individuals, who we believe are experienced in this type of lending, and have implemented policies and procedures that we deem to be prudent. As of June 30, 2001, the Company had $966,000 of non-accrual commercial business loans compared to $250,000 at June 30, 2000. At such date $656,000 of the Company's allowance for loan losses was allocated to commercial business loans. As previously indicated, the Company had $7.4 million of charge-offs with respect to commercial business loans during the year ended June 30, 2001. Such charge-offs were due primarily to $7.2 million of charge-offs with respect to two commercial business loan relationships which have been written down to an aggregate carrying value of $638,000 at June 30, 2001 and which was included in non-accrual commercial business loans.

         OTHER CONSUMER LENDING ACTIVITIES. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans such as student loans, loans secured by deposit accounts, automobile loans, and unsecured personal loans. These loans are originated primarily through existing and walk-in customers and direct advertising. At June 30, 2001, $9.7 million, or 2.11% of our total loan portfolio consisted of these types of loans. This compares to $7.8 million of consumer loans, or 1.82% of the total loan portfolio at June 30, 2000.

         Consumer loans generally have higher interest rates and shorter terms than residential loans, however they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. In the fiscal year ended June 30, 2001, charge-offs related to other consumer loans amounted to $73,000.

ASSET QUALITY

         GENERAL. As a part of our efforts to maintain asset quality, we have developed and implemented an asset classification system. All of our interest-earning assets are subject to this classification system. Loans are periodically reviewed internally, by credit administration, and externally, through contracted independent third party sources. These classifications are reviewed at least quarterly by the Asset Quality Committee of the Board of Directors.

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

                                           June 30, 2001               June 30, 2000
                                      -------------------------   -------------------------
                                         30 to          60 to        30 to         60 to
 (Dollars in thousands)                 59 Days       89 Days       59 Days       89 Days
------------------------              -----------    ----------   -----------   -----------
Mortgage loans:
 Single-family                        $     3,529    $      894   $     2,289   $       747
 Multifamily & nonresidential                  51           162         1,195         1,194
 Construction                                   -             -         1,432             -
 Home equity                                   50            23           111           202
Consumer loans                                  3             4            37            12
Commercial business loans                      86             -         1,570           300
                                      -----------    ----------   -----------   -----------
Total                                 $     3,719    $    1,083   $     6,634   $     2,455
                                      ===========    ==========   =======-===   ===========

Loans delinquent 30 to 89 days amounted to $4.8 million at June 30, 2001 compared $9.1 million at June 30, 2000. This decrease of $4.3 million or 47.3%, is primarily attributed to the collection and workout efforts in the multi-family, non-residential and construction mortgage loans and a troubled debt restructuring in the commercial business loans. Management continues to regularly monitor all delinquent loan activity. Management does not consider the current level of delinquencies to be of significant concern as, based upon past experience, most of such loans will be returning to fully performing status without going to non-accrual status. In any event, management believes that these loans are adequately collateralized.

         NON-PERFORMING ASSETS. The following table sets forth information with respect to non-performing assets we have identified, including non-accrual loans and other real estate owned.

                                                                             At June 30,
                                                    --------------------------------------------------------------
 (Dollars in thousands)                                2001         2000          1999        1998         1997
------------------------                               ----         ----          ----        ----         ----
 Accruing loans 90 or more days past due:
 Real estate                                        $       42   $        9   $        4   $       142   $     124
 Other                                                      49            -            -             -           -
                                                    ----------   ----------   ----------   -----------   ---------
                       Total                                91            9            4           142         124
                                                    ----------   ----------   ----------   -----------   ---------

Non-accrual loans
 Mortgage loans:
 Single-family                                           1,485          828        1,006         1,249         374
 Multifamily & nonresidential                              675          140            -             -          54
 Construction                                                -            -            -             -           -
 Home equity                                               278           10           37             -           -
 Consumer loans                                            151           19            8             2          17
 Commercial business loans                                 966          250           13            96       1,346
                                                    ----------   ----------   ----------   -----------   ---------
                       Total                             3,555        1,247        1,064         1,347       1,791
                                                    ----------   ----------   ----------   -----------   ---------

 Performing troubled debt restructurings                 1,535            -            -             -           -
                                                    ----------   ----------   ----------   -----------   ---------
 Total non-performing loans                              5,181        1,256        1,068         1,489       1,915
 Other real estate owned, net                                -            -            -             -           -
                                                    ----------   ----------   ----------   -----------   ---------
 Total non-performing assets                        $    5,181   $    1,256   $    1,068   $     1,489   $   1,915
                                                    ==========   ==========   ==========   ===========   =========

 Non-performing loans to total loans                      1.13%        0.29%        0.28%         0.45%       0.65%
 Non-performing assets to total assets                    0.83%        0.22%        0.23%         0.37%       0.54%

         CLASSIFIED AND CRITICIZED ASSETS. Federal regulations require that each insured institution classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful," and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of current existing facts, conditions, and values, questionable, and there is a high probability of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Federal regulations also require another unclassified category designated "special mention" to be established and maintained for assets that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful, or loss. At June 30, 2001 we had $5.2 million in assets classified as substandard, $101,000 classified as doubtful, and no assets were classified as a loss.

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is maintained at a level we believe adequate to absorb known and inherent losses in the portfolio. Our determination of the adequacy of the allowance is based upon an evaluation of the portfolio, loss experience, current economic conditions, volume, growth, composition of the portfolio, and other relevant factors. Prior to 1998, the majority of emphasis in our methodology was placed on our past loss experience as well as the other factors previously mentioned. With the expansion of our lending activities into commercial real estate, business, and other consumer loans, we are now including industry-wide loss experience in our process to determine the adequacy of the allowance for loan losses. We believe that due to the changing mix of our loan portfolio and our relative lack of loss experience with these types of loans, considering loan loss data from other banking institutions with loan portfolios similar to ours and in a similar geographic setting will provide us with a more representative approach to evaluating the credit risks in our loan portfolio. During the year ended June 30, 2001, based upon a more detailed stratification of the loan portfolio, we modified the formulas we use to calculate the allowance on various loan types. In some cases, such as business lending and home equity lending where the combined LTV exceeds 80%, the percentage used to calculate the allowance was increased. In other cases, such as single-family first mortgage lending with LTVs below 60%, the percentage used was decreased. The overall effect of this modification did not materially impact the amount of the allowance for loan loss. The allowance is increased by provisions for loan losses which are charges against income. As shown in the table below, at June 30, 2001, our allowance for loan losses amounted to $4.3 million or 83.25% and 0.94% of our non-performing loans and total loans receivable, respectively. During fiscal 2001, we experienced material loan losses for the first time since the expansion of lending activities as part of our overall diversification plan. We incurred charges of $7.4 million during the year of which $7.2 related specifically to two commercial business loans. During the second quarter of the fiscal year, a commercial business loan totaling $6.7 million and originated in January 2000, became impaired as a result of unexpected severe cash flow difficulties . The loan was made to a local business with a history of solid financial performance and was partially secured by real-estate, inventory, equity securities and fixed assets. The borrower subsequently filed for bankruptcy protection and we are pursuing recovery efforts. Over the course of the year, a total of $5.3 million was charged-off related to this loan and at June 30, 2001, $545,000, secured by certain interests in real estate, remain as a non-accrual loan in the portfolio. During the third quarter of the fiscal year, a commercial business loan totaling $2.0 million and originated in September 1997, became impaired as a result of extensive fraud in the borrower's operations. The chief executive officer of the borrower was arrested and charged with embezzlement in his financial capacity at a related not for profit organization and his alleged illegal activities extended to our loan The loan was made to a local business which builds-out ambulances. As a result of the fraud, $1.9 million was charged-off related to this loan and, at June 30, 2001, $93,000, secured by equity securities, remained as a non-accrual loan in the Company's portfolio. Additionally, a slight increase in certain other non-performing loans and a $1.5 million troubled debt restructured credit caused an increase in the ratio of non-performing loans to total loans to 1.13% compared to 0.29%, at June 30, 2001 and June 30, 2000, respectively. Although our allowance for loan losses increased to $4.3 million at June 30, 2001 from $3.9 million at June 30, 2000, the ratio of loan loss reserves to non-performing loans declined to 83.25% from 310.91%, respectively. For fiscal year 2000 the increase in the allowance for loan losses was primarily due to the growth of our loan portfolio, the diversification of the loan portfolio and recoveries in the amount $146,000 related to charge-offs from prior periods. We assess our allowance for loan losses at least quarterly, and make any necessary provision for losses needed to maintain our allowance for losses at a level deemed adequate. We believe that the allowance for losses was adequate at June 30, 2001 based upon the facts and circumstances known to us at that date.

         Effective December 21, 1993, the OTS in conjunction with the Comptroller of the Currency, the FDIC and the Federal Reserve Board issued a Policy Statement regarding a financial institution's allowance for loan and lease losses. The Policy Statement, which reflects the position of the regulatory agencies and does not necessarily constitute generally accepted accounting principles, includes guidance (i) on our responsibilities for the assessment and establishment of an adequate allowance; and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies used to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of the institution's portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio classified substandard; and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming twelve months based on facts and circumstances available as of the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling". Our policy for establishing loan losses is consistent with the Policy Statement. In July

2001, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 102, SELECTED LOAN LOSS ALLOWANCE METHODOLOGY AND DOCUMENTATION ISSUES. The guidance contained in the SAB is effective immediately and focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loan and lease losses. Concurrent with the SEC's issuance of SAB No. 102, the federal banking agencies, represented by the Federal Financial Institutions Examination Council (FFIEC), issued an interagency policy statement entitled ALLOWANCE FOR LOAN AND LEASE LOSSES METHODOLOGIES AND DOCUMENTATION FOR BANKS AND SAVINGS INSTITUTIONS (Policy Statement). The SAB and Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 to provide guidance on allowance for loan and lease losses methodologies and supporting documentation. There is no expected impact on earnings, financial condition, or stockholders' equity upon implementation of the SAB or FFIEC pronouncement. Management believes to the best of its knowledge, that the Company's documentation relating to the allowance for loan loss is consistent with the SAB and FFIEC pronouncement.


         The following table sets forth the activity in our allowance for loan losses for periods indicated.


                                                                         Year ended June 30,
                                                     --------------------------------------------------------------
 (Dollars in thousands)                                   2001        2000         1999        1998        1997
----------------------------------------------------      ----        ----         ----        ----        ----
 Allowance for loan losses
 Balance at the beginning of period                  $     3,905   $   3,138    $   2,665   $   1,678   $   1,938
 Plus:  Provision for loan losses                          7,856         706          531         993         185
 Less:  Charge-offs for
 Mortgage loans                                               18          51           32           -           -
 Consumer loans                                               72          31           23           6           5
 Commercial business loans                                 7,359           3            3           -         440
                                                     -----------   ---------    ---------   ---------   ---------
 Total charge-offs                                         7,449          85           58           6         445
 Plus:  Recoveries                                             1         146            -           -           -
                                                     -----------   ---------    ---------   ---------   ---------
 Balance at the end of period                        $     4,313   $   3,905    $   3,138   $   2,665   $   1,678
                                                     ===========   =========    =========   =========   =========
 Allowance for loan loss to total
 non-performing loans at the end
 of the period                                             83.25%     310.91%      293.82%     178.98%      87.62%

 Charge-offs to average loans                               1.65%       0.02%        0.02%     (1)           0.16%


   (1)  less than 0.01%

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

                              June 30, 2001               June 30, 2000                June 30, 1999
                         -------------------------   -------------------------    -------------------------
                                      Percent of                  Percent of                   Percent of
                                      loan type to                loan type to                 loan type to
 (Dollars in thousands)    Amount     total loans      Amount     total loans       Amount     total loans
------------------------ ----------   ------------   ----------   ------------    ----------   ------------
 Mortgage loans:
 Single-family           $      239          43.17 % $      591          48.04 %  $      598          61.16 %
 Multifamily
 & nonresidential             1,454          28.00        1,230          23.87           695          17.36
 Construction                   554           6.04          299           3.49           346           2.05
 Home equity                    437          16.34          482          16.81           359          14.29
                         ----------   ------------   ----------   ------------    ----------   ------------
 Total mortgage loans         2,684          93.55        2,602          92.20         1,998          94.86
 Consumer loans                  86           2.11           38           1.82            29           1.70
 Comm. business loans           656           4.34          382           5.98           186           3.44
 Unallocated                    887                         883                          925
                         ----------   ------------                ------------    ----------   ------------
          Total          $    4,313         100.00 % $    3,905         100.00 %  $    3,138         100.00  %
                         ==========   ============   ==========   ============    ==========   ============


                              June 30, 1998               June 30, 1997
                         -------------------------   --------------------------
                                      Percent of                   Percent of
                                      loan type to                 loan type to
 (Dollars in thousands)    Amount     total loans      Amount      total loans
-----------------------  ----------   ------------   ----------    ------------
 Mortgage loans:
 Single-family           $      630          72.30 % $      253           80.16 %
 Multifamily
 & nonresidential               371          10.01          121            8.04
 Construction                   361           1.49          188            1.31
 Home equity                    324          12.95          128            8.88
                         ----------   ------------   ----------    ------------
 Total mortgage loans         1,686          96.75          690           98.39
 Consumer loans                  28           1.55           25            1.02
 Comm. business loans           124           1.70          138            0.59
 Unallocated                    827                         825
                         ----------   ------------   ----------    ------------
          Total          $    2,665         100.00 % $    1,678          100.00 %
                         ==========   ============   ==========    ============

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

         Currently, we are not participating in hedging programs, interest rate swaps, caps, collars or other activities involving the use of off-balance sheet financial derivatives. Also, we do not purchase mortgage-backed derivative instruments that would be characterized "high-risk" under OTS regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade.

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

         At June 30, 2001, our investment securities amounted to $130.4 million, or 20.85% of total assets. This includes a $29,000 unrealized loss, net of income tax, due to their classification as available for sale. The portfolio consists primarily of US government agency securities, most with callable features and agency mortgage-backed pass-through securities. Other investments include municipal bonds, equity investments in the FHLB of Pittsburgh, equity securities acquired through a loan default, and a mutual fund consisting of adjustable-rate mortgage-backed securities.

         The following table sets forth information on the carrying value and the amortized cost of our securities classified as available for sale at the dates indicated:


                                      JUNE 30, 2001             JUNE 30, 2000            JUNE 30, 1999
                               -------------------------- ------------------------ ------------------------

                                  AMORTIZED     CARRYING     AMORTIZED    CARRYING    AMORTIZED    CARRYING
 (DOLLARS IN THOUSANDS)             COST         VALUE        COST         VALUE         COST         VALUE
------------------------------ -------------- ----------- ------------- ---------- ------------- ----------
 Equity securities             $       7,876  $    7,838  $     7,528   $    7,451 $      11,068 $    11,052
 US gov't agency securities           43,722      43,798       33,000       31,025        35,000      33,877
 Mortgage-backed securities           75,905      75,834       31,162       29,626        34,229      33,236
 Municipal bonds                       2,903       2,888        2,601        2,475         1,999       1,890
                               -------------- ----------- ------------- ---------- ------------- -----------
 Total                         $     130,406  $  130,358  $    74,291   $   70,577 $      82,296 $    80,055
                               ============== =========== ============= ========== ============= ===========


         MORTGAGE-BACKED SECURITIES. At June 30, 2001, we had mortgage-backed securities totaling $75.8 million. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages. Mortgages are sold by various originators to intermediaries (generally agencies of the US Government and government sponsored enterprises) that pool and repackage the mortgages and sell participation interests in the pools to investors. The servicer of the mortgage loan collects the principal and interest payments and passes those payments through to the intermediary who then remits the payment to the investor. The US Government agencies and government sponsored enterprises, primarily the Government National Mortgage Association ("GNMA"), FNMA and FHLMC, guarantee the timely payment of principal and interest on these securities.

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

         At June 30, 2001, the weighted average life of our mortgage-backed securities was approximately 4.1 years, based upon assumptions related to the future prepayments of the underlying mortgages. Prepayments that are greater than those projected will shorten the remaining term of the security, while a decrease in the amount of prepayments will lengthen the amount of time until the security matures. Prepayments depend on many factors, including the type of mortgage, the coupon rate, the geographic region, and the general level of market interest rates. During periods of rising interest rates, if the coupon rates of the underlying mortgages are less than prevailing market rates offered on mortgages, refinancings will decrease and prepayments of the underlying mortgages and the security will also decline. Conversely, when market interest rates are falling, and the coupon rate on the underlying mortgage exceeds the prevailing market interest rate for mortgages offered, refinancings tend to increase which will increase the amount of prepayments of the underlying mortgages and the security.

         Our average yield on these securities was 6.58% at June 30, 2001. This yield is computed by decreasing/increasing the amount of interest income collected on the security by the amortization/accretion of the premium/discount associated with the acquisition of the security. In accordance with generally accepted accounting principles, premiums/discounts are amortized/accreted over the estimated remaining life of the security. The yield on the security may vary if the prepayment assumptions used to determine the remaining life differ from actual prepayment experiences. These assumptions are reviewed on a periodic basis to reflect actual prepayments.

          US GOVERNMENT AGENCY SECURITIES AND MUNICIPAL BONDS. At June 30, 2001, we had $43.8 million, which includes approximately $76,000 in unrealized gains, in securities issued by US government agencies, primarily the FHLB, FNMA, FHLMC, and the Federal Farm Credit Bank. Most of these securities have call features that allow the issuer to redeem these securities at par value prior to their stated maturity. Generally, if the prevailing market interest rate on new issue callable agency securities with similar maturities exceeds the coupon rate of the security with the call feature, the call will not be exercised. Conversely, if the prevailing market interest rate for new issue agency callable securities with similar maturities is below the coupon rate of the security with the call feature, the call will be exercised and the bond will be redeemed. When calls are exercised and bonds redeemed prior to their maturity, we face the risk of re-investing those proceeds into other investments with lower yields or longer terms.

         Municipal bonds held at June 30, 2001 had a carrying value of $2.9 million, and a net unrealized loss of $15,000. These municipal bonds include issues from various townships and school districts located in Pennsylvania.

The following table sets forth certain information regarding the contractual maturities (without regard to any call provisions) of the carrying value of our US government agency securities and municipal bonds at June 30, 2001. The yields on tax-exempt bonds have not been adjusted to taxable equivalent yield.

                               Carrying      Average
 (Dollars in thousands)          value        yield
----------------------------   ----------- -----------
Maturing in:
 One year or less              $       900        4.40 %
 One to five years                  14,245        6.65
 Five to ten years                  19,455        6.46
 Over ten years                     12,086        6.48
                               -----------
Total                          $   46,686         6.49 %
                               ===========

         OTHER INVESTMENTS. Other than mortgage-backed securities, US Government agency securities and municipal securities, we have investments in various equity securities and mutual funds. These investments totaled $3.8 million and $4.0 million, respectively. The equity securities include stock in the FHLB and equity securities of several publicly traded companies which were assigned to the Bank as a result of a loan default. FHLB stock at June 30, 2001 was $3.4 million and the other equity investments amounted to $400,000. The Company plans to liquidate the equity securities obtained through the default in an orderly manner. The mutual fund investment includes investments in adjustable-rate mortgage-backed securities.


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

         DEPOSITS

         The following table sets forth by various interest rate categories, the amount of certificates of deposit at the dates indicated.


 (Dollars in thousands)        June 30, 2001       June 30, 2000       June 30, 1999
------------------------       -------------       -------------       -------------
 0.00% to 2.99%                $          42       $          28       $          32
 3.00% to 3.99%                       15,546              16,399              21,817
 4.00% to 4.99%                       82,563              45,623              67,875
 5.00% to 6.99%                      212,384             219,471             153,259
 7.00% and over                       10,823              11,791               8,174
                               -------------       -------------       -------------
                               $     321,358       $     293,312       $     251,157
                               =============       =============       =============


         At June 30, 2001 the total amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $56.9 million. The following table provides information regarding the maturity of these certificates of deposit.

                                             At June 30, 2001
                                            Amounts maturing in
                         ------------------------------------------------------
                                     More than   More than
                           3 MONTHS    3 TO 6     6 TO 12    OVER 12
(DOLLARS IN THOUSANDS)     OR LESS     MONTHS     MONTHS     MONTHS    TOTAL
------------------------ ----------- ---------- ---------- ---------- ---------
                          $ 12,921     17,331     18,119      8,529  $ 56,900



BORROWINGS.

         We use outside borrowings to supplement our lending needs. We also use borrowings in a revenue enhancement program that allows us to take advantage of arbitrage opportunities when investment returns exceed the cost of borrowings. At June 30, 2001 we had $59.9 million in borrowings outstanding, all of which were from the FHLB of Pittsburgh. Advances from the FHLB of Pittsburgh are secured by our investment in FHLB Stock and a portion of our residential mortgage loan portfolio. The FHLB of Pittsburgh provides an array of borrowing programs which include: fixed or variable rate programs; various fixed terms ranging from overnight to 20 years; and other programs that have callable or putable features attached to them. We intend to utilize borrowings in the future as an alternative source of funds.

         The following table sets forth certain information regarding our outside borrowings for the periods indicated.


                                                       As of or for the year ended June 30,
                                                 ----------------------------------------------
 (DOLLARS IN THOUSANDS)                               2001           2000            1999
-----------------------------------------------       ----           ----            ----
 FHLB Advances:
 Average balances outstanding                      $    60,201      $   38,820      $   14,198
 Maximum amount outstanding at any month end            74,196          61,696          19,000
 Balance outstanding at the end of the period           59,885          37,517          14,986
 Average interest rate for the period                     6.38%           6.06%           5.44%
 Interest rate at the end of the period                   5.85%           6.61%           5.33%


         At June 30, 2001 the maturity terms of the FHLB advances ranged from 18 months to 10 years. At June 30, 2001 $40.0 million of FHLB advances were callable at the direction of the FHLB within certain parameters, of which $22.0 million could be called within one year.

SUBSIDIARIES. Willow Grove Bank is the wholly owned subsidiary of Willow Grove Bancorp, Inc. Willow Grove Bancorp, Inc. is the majority owned subsidiary of Willow Grove Mutual Holding Company. Willow Grove Investment Corporation is a wholly owned subsidiary of the Bank.

EMPLOYEES. At June 30, 2001, we had 140 full-time employees, and 71 part-time employees. None of our employees are represented by a collective bargaining group, and we believe that our relationship with our employees is good.

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

THE MUTUAL HOLDING COMPANY

         The MHC as a federal mutual holding company within the meaning of
Section 10(o) of the HOLA, is subject to OTS examination and supervision as well as certain reporting requirements. In addition, the OTS has enforcement authority over the MHC and its non-savings bank subsidiaries, if any. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank. The MHC will be subject to the same activities limitations to which we are subject. See " --Willow Grove Bancorp, Inc."

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

         Under the risk-based capital requirement, a savings bank must maintain total capital (which is defined as core capital plus supplementary capital) equal to at least 8.0% of risk-weighted assets. A savings bank must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors, which range from 0% for cash and securities issued by the United States Government or its agencies to 100% for repossessed assets or loans more than 90 days past due. Qualifying one-to-four family residential real estate loans and qualifying multi-family residential real estate loans (not more than 90 days delinquent and having an 80% or lower loan-to-value ratio), which at June 30, 2001, represented 58.3% of the total loans receivable, are weighted at a 50% risk factor. Supplementary capital may include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and general allowances for loan losses. The allowance for loan losses includable in supplementary capital is limited to 1.25% of risk-weighted assets. Supplementary capital is limited to 100% of core capital.

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

         The OTS regulations establish special capitalization requirements for savings banks that own service corporations and other subsidiaries, including subsidiary savings banks. According to these regulations, certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks, engaged solely in mortgage-banking activities, or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the Bank's level of ownership, including the assets of includable subsidiaries in which the Bank has a minority interest that is not consolidated for GAAP purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 2001, the Bank had no investments subject to a deduction from tangible capital.

         The OTS amended its risk-based capital requirements that would require institutions with an "above normal" level of interest rate risk to maintain additional capital. A savings bank is considered to have a "normal" level of interest rate risk if the decline in the market value of its portfolio equity after an immediate 200 basis point increase or decrease in market interest rates (whichever leads to the greater decline) is less than two percent of the current estimated market value of its assets. The market value of portfolio equity is defined as the net present value of expected cash inflows and outflows from a bank's assets, liabilities and off-balance sheet items. The amount of additional capital that an institution with an above normal interest rate risk is required to maintain (the "interest rate risk component") equals one-half of the dollar amount by which its measured interest rate risk exceeds the normal level of interest rate risk. The interest rate risk component is in addition to the capital otherwise required to satisfy the risk-based capital requirement. Implementation of this component has been postponed by the OTS. The final rule was to be effective as of January 1, 1994, subject however to a three quarter lag time in implementation. However, the OTS has continuously waived the interest rate risk component, and recently proposed to eliminate it.

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

         At June 30, 2001, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 8.3%, 8.3% and 15.0%, respectively.

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

         At June 30, 2001, the Bank was in the "well capitalized" category for purposes of the above regulations.

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

         Currently, the portion of the QTL test that is based on Section 10(m) of the HOLA rather than the Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Pittsburgh; and direct or indirect obligations of the FDIC. In a recent amendment to the QTL, small business loans, credit card loans, student loans and loans for personal, family and household purposes were allowed to be included without limitation as qualified investments. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 2001, substantially all of the portfolio assets of the Bank were qualified thrift investments.

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (I.E., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At June 30, 2001 the Bank had $59.9 million of FHLB advances.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the members' aggregate amount of outstanding advances. At June 30, 2001, the Bank had $3.4 million in FHLB stock, which was in compliance with this requirement.

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

         FEDERAL RESERVE SYSTEM. Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At June 30, 2001, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

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

FEDERAL SECURITIES LAW

         Our Common Stock is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, under OTS regulations, generally may not be deregistered for at least three years after the IPO. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

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

         BAD DEBT RESERVES. The Small Business Protection Act of 1996 (the "1996 Act") eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the 1996 Act, savings associations must use the specific charge-off method in computing their bad debt deduction beginning with their 1996 federal tax return. In addition, federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of the Bank's reserve subject to recapture as of June 30, 2001 is approximately $
1.2 million.

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

         At June 30, 2001, the Bank's total federal pre-1988 reserve was approximately $6.2 million. The reserve reflects the cumulative effects of federal tax deductions for which no federal income tax provisions have been made.

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

         NET OPERATING LOSS CARRYOVERS. We may carry back net operating losses to the three preceding taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning before August 6, 1997. For net operating losses in years beginning after August 5, 1997, such net operating losses can be carried back to the two preceding taxable years and forward to the succeeding 20 taxable years. At June 30, 2001, we had no net operating loss carry forwards for federal income tax purposes.

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

ITEM 2.  PROPERTIES

         We operate from the following locations:


                                                Owned            Lease           Net Book           Deposits
(DOLLARS IN THOUSANDS)                            Or          Expiration        Value at              At
----------------------                          Leased           Date         June 30, 2001      June 30, 2001
                                                ------           ----         -------------      -------------
Location
--------
EXECUTIVE OFFICE:
  Welsh & Norristown Roads(1)                    Owned           N/a               $1,795           $116,453
    Maple Glen, PA 19002-8030
OPERATIONS CENTER:
  100 Witmer Road                                Leased          08/2004               81
    Horsham, PA
BRANCH OFFICES:
  1555 West Street Road                          Leased          01/2006                1             51,021
    Warminster, PA 18974-3103
  1141 Ivyland Road                              Leased          06/2004               23             22,514
    Warminster, PA 18974-2048
  9 Easton Road                                  Owned           N/a                  609            113,791
    Willow Grove, PA 19090-0905
  701 Twining Road                               Owned           N/a                  778             57,324
    Dresher, PA 19025-1894
  761 Huntingdon Pike                            Owned           N/a                  334             46,176
    Huntingdon Valley, PA 19006-8399
  2 N. York Road                                 Leased          05/2002               52             27,960
    Hatboro, PA 19040-3201
  1331 Easton Road                               Leased          12/2004               41              9,335
    Roslyn, PA 19001
  11730 Bustleton Avenue                         Leased          02/2004               28             26,225
    Philadelphia, PA 19116
  122 North Main Street                          Leased          02/2010              107              8,043
    North Wales, PA   19454
  8200 Castor Avenue                             Leased          12/2009              164             16,832
    Philadelphia, PA 19152
  735 Davisville Road (2)                        Leased          05/2011              214              1,356
    Southampton, PA  18966

         In August, 2001, the Company acquired a parcel of land with an existing structure, adjacent to its branch office at 9 Easton Road, Willow Grove, Pennsylvania to be used for future expansion of this branch.

-------------------------------------
     (1) Includes adjacent nine acre parcel that could be used for future expansion
     (2) Opened in May 2001

ITEM 3.  LEGAL PROCEEDINGS

ATS PRODUCTS CORP. V. WILLOW GROVE BANK, (United States Bankruptcy Court, Eastern District of Pennsylvania). On May 2, 2001, a lawsuit was filed against the Bank alleging four causes of action related to a line of credit between the Bank and the plaintiff. The causes of action are: breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty. The plaintiff seeks compensatory damages in an amount in excess of $150,000, punitive damages, attorney fees, costs and litigation expenses as well as other relief. The plaintiff alleges that its actual damages may exceed $10 million. The Bank will vigorously defend the claims made by the plaintiff and believes that those claims are without merit.

Other than the above referenced litigation, the Company is involved in various legal proceedings occurring in the ordinary course of business. Management of the Company, based upon discussions with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition or operation of the Company. There can be no assurance that any of the outstanding legal proceedings to which the Company is a party will not be decided adversely to the Company's interests and have a material adverse effect on the financial condition and operation of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Willow Grove Bancorp's common stock is traded on the Nasdaq Stock Market (NASDAQ) under the symbol WGBC. Local newspaper listings include WillowG and WillGrvBcp. At September 20, 2001 there were 1,375 registered shareholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms or banks. The following table shows the quarterly high and low trading prices of our stock and the amount of cash dividends declared per share for our past two fiscal years.

                                           Stock Price                 Cash
                                     High              Low         dividends per
                                     ----              ---             Share
                                                                       -----

Quarter ended:
September 30, 1999                   $10.38           $9.13            $0.08
December 31, 1999                      9.50            8.88             0.09
March 31, 2000                         9.00            8.38             0.09
June 30, 2000                         10.00            8.50             0.10

September 30, 2000                    11.44           10.19             0.10
December 31, 2000                     11.94           10.75             0.11
March 31, 2001                        12.25           11.50             0.11
June 30, 2001                         12.40           11.62             0.12

ITEM 6. SELECTED FINANCIAL DATA
 Selected Financial Condition Data at June 30,         2001        2000         1999         1998        1997
------------------------------------------------------------------------------------------------------------------
 (Dollars in thousands except per share data)
 Total assets                                         $ 625,148   $ 560,123    $ 472,039    $ 405,374   $ 354,679
 Cash and cash equivalents                               22,209      14,681        4,889       18,291       4,204
 Investment securities held to maturity                       -           -            -            -       3,999
 Securities available for sale                          130,358      70,577       80,055       48,111      45,766
 Loans available for sale                                 2,644      35,753            -       12,152       6,173
 Loans receivable, net                                  454,199     424,940      374,584      315,705     284,596
 Deposits                                               497,030     452,857      390,681      340,793     309,729
 Borrowings                                              59,885      37,517       14,986       21,000       6,500
 Total stockholders' equity                              60,357      60,643       58,442       35,945      33,122


 Selected Operating Data for the                       2001        2000         1999         1998        1997
   Fiscal Year Ended June 30,
------------------------------------------------------------------------------------------------------------------
 Interest income                                       $ 44,285    $ 38,893     $ 32,015     $ 28,604    $ 25,423
 Interest expense                                        24,216      19,369       16,164       15,097      13,817
 Net interest income                                     20,069      19,524       15,851       13,507      11,606
 Provision for loan losses                                7,856         706          531          993         185
 Net interest income after provision  for loan losses    12,213      18,818       15,320       12,514      11,421
 Non-interest income                                      1,787       1,102        1,009          760         786
 Non-interest expense                                    13,875      12,076       10,652        9,462       8,284
 Income before income taxes                                 125       7,844        5,677        3,812       3,923
 Income tax (benefit) expense                               (32)      3,001        2,044        1,367       1,548
 Net Income                                                 157       4,843        3,633        2,445       2,375

 Earnings per share  - diluted                (1)        $ 0.03      $ 0.97       $ 0.46          n/a         n/a
 Earnings per share  - basic                  (1)        $ 0.03      $ 0.98       $ 0.46          n/a         n/a
 Cash dividends declared (per share)                     $ 0.44      $ 0.36       $ 0.08          n/a         n/a
 Dividend payout ratio                        (2)(3)        n/m      36.66%       11.34%          n/a         n/a


 Ratios at or for the Fiscal Year Ended June 30,       2001        2000         1999         1998        1997
------------------------------------------------------------------------------------------------------------------
 Return on average assets                                 0.03%       0.93%        0.84%        0.65%       0.71%
 Return on average equity                                 0.25%       8.09%        7.63%        6.81%       7.54%
 Average interest-earning assets to                     120.93%     121.64%      120.64%      108.22%     108.06%
   average interest-bearing liabilities
 Interest rate spread                         (4)         2.59%       3.00%        2.97%        3.12%       3.21%
 Net interest margin                          (5)         3.46%       3.83%        3.76%        3.71%       3.56%
 Non-performing assets to total assets        (6)         0.83%       0.22%        0.23%        0.37%       0.54%
 Allowance for loan losses to                            83.25%     310.91%      293.82%      178.98%      87.62%
   nonperforming loans
 Allowance for loan losses to total loans                 0.94%       0.91%        0.83%        0.83%       0.58%
 Average equity to average assets                        10.64%      11.87%       11.02%        9.59%       9.39%
 Tangible equity to end of period assets                  8.25%       9.03%        9.80%        8.32%       8.70%
 Total capital to risk-weighted assets        (7)        14.99%      15.71%       18.10%       14.89%      15.87%

----------------------------------------------------------------------------
 (1)  Earnings per share data prior to January 1, 1999 is not applicable.
 (2) Includes dividends waived by the Mutual Holding Company of $1.2 million, $1.0 million and $225,000, respectively.
 (3)  Dividend payout ratio for fiscal 2001 is not meaningful.
 (4) The weighted average yield on interest-earning assets less the weighted average cost of interest -bearing liabilities.
 (5) This represents net interest income as a percentage of average interest-earning assets.
 (6) Non-performing assets equals non-accrual loans, troubled debt restructurings plus accruing loans 90 or more days past due.
 (7)  Bank only.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in understanding our financial condition, and the results of operations for Willow Grove Bancorp, Inc. (the "Company") and its subsidiary Willow Grove Bank (the "Bank") for the fiscal years ended June 30, 2001, 2000, and 1999. The information in this section should be read in conjunction with the Company's Financial Statements and the accompanying Notes included elsewhere herein.

GENERAL

         Our earnings are primarily based upon our net interest income, which is the difference between the income earned on interest-earning assets and the interest paid on interest-bearing liabilities and the relative amount of our interest-earning assets to interest-bearing liabilities. Non-interest income and expenses, the provision for loan losses, and income tax expense also affect our results of operations.

CHANGES IN FINANCIAL CONDITION

     GENERAL. Our total assets increased by $65.0 million, or 11.6%, to $625.1 million at June 30, 2001 compared to $560.1 million at June 30, 2000. This increase was primarily due to increases in cash and cash equivalents, loans receivable and securities available for sale. These increases were partially offset by a decrease in loans available for sale. The increase in total assets were funded primarily by increases of $44.2 million in deposits and $22.4 million in borrowings from the Federal Home Loan Bank ("FHLB") of Pittsburgh.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents, which consist of cash on hand and in other banks in interest-earning and non-interest earning accounts, amounted to $22.2 million and $14.7 million at June 30, 2001 and 2000, respectively. The increase was primarily due to increases in cash on hand resulting from the opening of two new banking offices and funds maintained in interest-earning accounts resulting from increased loan and securities repayments during the recent period of falling interest rates. These increased balances are intended to be utilized to fund new loan originations as well as purchases of investment securities in the future.

     ASSETS AVAILABLE FOR SALE. At June 30, 2001, assets that were classified available for sale ("AFS") consisted of securities totaling $130.4 million and loans totaling $2.6 million. This compares to $70.6 million in AFS securities and $35.8 million in AFS loans at June 30, 2000. Throughout the past four fiscal years, all of our securities have been classified as available for sale. This classification provides us with the flexibility to sell securities prior to maturity, if, for example, we determine that our interest rate risk profile should be modified, that a sale would be desirable to change our liquidity position or for some other asset/liability management reasons. Securities classified as AFS are accounted for at fair value with unrealized gains and losses, net of tax, reflected as an adjustment to stockholders' equity with the exception of unrealized losses considered other than temporary which are reflected in the statement of income. As a result of a general decline in market interest rates, at June 30, 2001, the Company had unrealized losses on AFS securities of $48,000 compared to unrealized losses on AFS securities of $3.7 million at June 30, 2000. Mortgage loans originated or purchased with the intention of being sold into the secondary market are classified as AFS and are carried at the lower of cost or market value with any unrealized loss reflected in the statements of income. At June 30, 2001, $2.6 million of fixed-rate, single-family residential mortgage loans were classified as AFS compared to $35.8 million in loans classified as AFS at June 30, 2000. All loans classified as AFS at June 30, 2000 were sold in July 2000 as part of our effort to reduce the Company's interest rate risk position. During fiscal 2001, the Company became more active in the secondary market for residential mortgage loans in an attempt to realize gains upon the sale of loans.

     LOANS. Our net loan portfolio grew to $454.2 million at June 30, 2001 from $424.9 million at June 30, 2000. This increase of $29.3 million, or 6.9%, was due to relatively strong loan demand throughout our market area, and our desire to continue to expand our lending efforts in the consumer, home equity, business, construction and commercial real estate areas. During the year ended June 30, 2001, total mortgage loans increased by $33.7 million, or 8.5%, of which commercial real estate and multi-family loans increased $26.1 million (25.4%), home equity loans increased by $2.8 million (3.9%), and construction mortgage loans increased $12.8 million (85.2%) which amounts were partially offset by a decrease in single-family first mortgage loans of $8.0 million (3.9%). During fiscal 2001, consumer loans increased $1.9 million (23.9%) while commercial business loans decreased by $5.8 million (22.4%), in large part due to $7.2 million in charge-offs related to two credits in that portfolio. Despite the charge-offs the Company's allowance for loan losses amounted to $4.3 million at June 30, 2001 representing a net increase of $408,000 (10.4%) from the allowance of $3.9 million at June 30, 2000.

     INTANGIBLE ASSETS. Intangible assets include a core deposit intangible and goodwill, which represents the excess cost over fair value of assets acquired and liabilities assumed. The core deposit intangible is being amortized to expense over a twelve-year life and goodwill is being amortized to expense over a period of fifteen years. The carrying amount of intangible assets at June 30, 2001 and 2000 is net of accumulated amortization of $2.9 million and $2.6 million, respectively.

     DEPOSITS. Total deposits increased by $44.2 million, or 9.8%, to $497.0 million at June 30, 2001 compared to $452.9 million at June 30, 2000. During the year ended June 30, 2001, checking accounts grew by $5.5 million. This was an increase of 7.2% from the June 30, 2000 balance of $76.8 million. Savings accounts increased approximately $5.5 million, or 10.4% to $58.6 million at June 30, 2001 compared to $53.0 million at June 30, 2000. Money market accounts increased $5.1 million or 17.1% to $34.8 million at June 30, 2001 compared to $29.7 million at June 30, 2000. Certificates of deposit comprise the largest component of our deposit portfolio, at June 30, 2001, these accounts totaled $321.4 million. Certificates of deposit amounted to 64.7% and 64.8% of the Company's total deposits at both June 30, 2001 and 2000, respectively.

     FEDERAL HOME LOAN BANK ADVANCES. The Company uses advances from the FHLB of Pittsburgh as an additional source of funds to meet our loan demand. At June 30, 2001, the outstanding amount of these borrowings was $59.9 million, which is a $22.4 million increase from the $37.5 million outstanding at June 30, 2000. We also use FHLB advances to fund certain investment strategies approved by our Board of Directors. At June 30, 2001 and 2000, $19 million and $10 million, respectively, in borrowings were outstanding to fund these strategies.

     STOCKHOLDERS' EQUITY. At June 30, 2001, our total stockholders' equity amounted to $60.4 million or 9.7% of assets compared to $60.6 million or 10.8% of assets at June 30, 2000. This decrease of $286,000 or 0.5% is attributed to the combination of $157,000 in net income during the fiscal year, which was additionally enhanced by a decrease in net unrealized losses, net of taxes, of $2.3 million, offset by dividends paid of $914,000 and repurchases of our common stock for treasury amounting to $2.1 million. Net unrealized losses amounted to $29,000 and $2.3 million at June 30, 2001 and June 30, 2000, respectively. The Company paid cash dividends of $0.12, $0.11, $0.11 and $0.10 per share for the respective quarters during the fiscal year ended June 30, 2001. During fiscal 2001, the Company purchased an additional 184,000 shares of its common stock for treasury as part of the Company's Stock Repurchase Program. As of June 30, 2001, 206,500 shares have been purchased at an aggregate price of $2.4 million resulting in an average per share price of $11.39. At June 30, 2000, the Company held 22,500 shares of treasury stock. Unallocated shares held by the Company's Employee Stock Ownership Plan ("ESOP") and Recognition and Retention Plan ("RRP") declined to $2.1 million at June 30, 2001 compared to $2.4 million at June 30, 2000. This decrease of $305,000, or 12.6%, is a result of amortization related to the ESOP loan over a life of 15 years as well as payments of RRP shares pursuant to a five-year vesting schedule.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

         The following table presents the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the years ended June 30, 2001, 2000 and 1999. The table also shows the average yields and costs on interest-earning assets and interest-bearing liabilities for each of the fiscal years and at June 30, 2001. The Company maintained average balances of tax exempt securities of $2.3 million, $656,000 and $36,000 for the years ended June 30, 2001, 2000 and 1999, respectively. Loans receivable include non-accrual loans.

                                                                                   For the Year Ended
                                          At        --------------------------------------------------------------------------------
                                     June 30, 2001               June 30, 2001                                June 30, 2000
                                     -------------  ----------------------------------------  --------------------------------------

                                                                                   Average                                  Average
                                         Yield/        Average                      Yield/      Average                      Yield/
(Dollars in thousands)                    Cost         Balance       Interest        Cost       Balance       Interest       Cost
----------------------               -------------  -------------  ------------  -----------  ------------  ------------  ----------
Interest Earning Assets:
Loans Receivable :
   Mortgage loans                        7.81%      $    417,547   $    33,412        8.00%   $   400,267   $    31,564       7.89%
   Non-Mortgage consumer loans           8.58%             9,091           612        6.73%         7,463           552       7.40%
   Commercial loans                      7.93%            24,807         2,124        8.56%        18,667         1,857       9.95%
                                                    -------------  ------------               ------------  ------------
        Total Loans                      7.83%           451,445        36,148        8.01%       426,397        33,973       7.97%
Securities                               6.55%           117,756         7,854        6.74%        76,919         4,750       6.26%
Other interest-earning assets            2.55%            10,275           283        2.75%         7,006           170       2.43%
                                                    -------------  ------------               ------------  ------------
Total interest-earning assets            7.41%           579,476   $    44,285        7.64%       510,322   $    38,893       7.62%
                                                                   ------------                             ------------
Noninterest-earning assets                                14,078                                   12,772
                                                    -------------                             ------------
Total assets                                        $    593,554                              $   523,094
                                                    =============                             ============

Interest-bearing liabilities:
Deposits:
   NOW and money market accounts         2.13%      $     62,292   $     1,464        2.35%   $    59,182   $     1,347       2.28%
   Savings accounts                      2.06%            53,472         1,102        2.06%        50,987         1,049       2.06%
   Certificates of deposit               5.63%           300,064        17,806        5.93%       267,065        14,598       5.47%
                                                    -------------  ------------               ------------  -----------
        Total deposits                   4.63%           415,828        20,372        4.90%       377,234        16,994       4.50%
Total borrowings                         5.85%            60,201         3,825        6.35%        38,820         2,354       6.06%
Total escrow accounts                    0.61%             3,151            19        0.60%         3,468            21       0.61%
                                                    -------------  ------------               ------------  -----------
        Total interest-bearing
        liabilities                      4.74%           479,180   $    24,216        5.05%       419,522   $    19,369       4.62%
                                                                   ------------                             -----------
Noninterest bearing liabilities:
        Non-interest checking                             45,412                                   37,638
        Other                                              5,750                                    3,836
                                                    -------------                             ------------
        Total liabilities                                530,342                                  460,996
        Total equity                                      63,212                                   62,098
                                                    -------------                             ------------
        Total liabilities and equity                $    593,554                              $   523,094
                                                    =============                             ============
Net interest-earning assets                         $    100,296                              $    90,800
                                                    =============                             ============
Net interest income/interest rate spread                           $    20,069        2.59%                 $    19,524       3.00%
                                                                   ============       ----                  ===========       ----
Net interest margin                                                                   3.46%                                   3.83%
                                                                                      ----                                    ----
Ratio of average interest-earning assets
   to average interest-bearing liabilities                                          120.93%                                 121.64%
                                                                                    ------                                  ------


                                                              For the Year Ended
                                               -------------------------------------------
                                                               June 30, 1999
                                               -------------------------------------------

                                                                                 Average
                                                  Average                        Yield/
                                                  Balance        Interest         Cost
(Dollars in thousands)                         -------------  --------------  ------------
----------------------
Interest Earning Assets:
Loans Receivable :
   Mortgage loans                              $    325,710   $      26,141       8.03%
   Non-Mortgage consumer loans                        5,795             402       6.94%
   Commercial loans                                   8,995             857       9.53%
                                               -------------  --------------
        Total Loans                                 340,500          27,400       8.05%
Securities                                           63,593           3,860       6.10%
Other interest-earning assets                        17,410             755       4.34%
                                               -------------  --------------
        Total interest-earning assets               421,503   $      32,015       7.60%
                                                              --------------
Noninterest-earning assets                           10,456
                                               -------------
        Total assets                           $    431,959
                                               =============

Interest-bearing liabilities:
Deposits:
   NOW and money market accounts               $     46,955   $       1,111       2.37%
   Savings accounts                                  43,032             896       2.08%
   Certificates of deposit                          241,795          13,359       5.52%
                                               -------------  --------------
        Total deposits                              331,782          15,366       4.63%
Total borrowings                                     14,198             772       5.44%
Total escrow accounts                                 3,423              26       0.76%
                                               -------------  --------------
        Total interest-bearing liabilities          349,403   $      16,164       4.63%
                                                              --------------
Noninterest bearing liabilities:
        Non-interest checking                        30,585
        Other                                         4,278
                                               -------------
        Total liabilities                           384,266
        Total equity                                 47,693
                                               -------------
        Total liabilities and equity           $    431,959
                                               =============
Net interest-earning assets                    $     72,100
                                               =============
Net interest income/interest rate spread                      $      15,851       2.97%
                                                              =============       ----
Net interest margin                                                               3.76%
                                                                                  ----
Ratio of average interest-earning assets
   to average interest-bearing liabilities                                      120.64%
                                                                                ------

RATE/VOLUME ANALYSIS

         The following table shows the effect of changing rates and volumes on net interest income for the years ended June 30, 2001 and 2000, compared to the prior fiscal year. Information provided shows the effect on net interest income of (1) rates (change in rate multiplied times prior volume), (2) volume (changes in volume times prior rate) and (3) rate/volume (change in rate times change in volume).

                                               Increase (decrease) in net interest income for the
                                                  year ended June 30, 2001 compared to the year
                                                            ended June 30, 2000 due to
                                               ---------------------------------------------------
                                                                            Rate/       Increase/
 (Dollars in Thousands)                         Rate         Volume        Volume      (Decrease)
---------------------------------------------- -------     ----------     ---------   -----------
Interest-earning assets
Loans receivable
Real estate loans                              $   464     $    1,363     $      21   $     1,848
Other consumer loans                               (49)           120           (11)           60
Business loans                                    (259)           611           (85)          267
                                               -------     ----------     ---------   -----------
Total loans                                        156          2,094           (75)        2,175
Securities                                         141          2,877            86         3,104
Other interest-earning assets                       23             79            11           113
                                               -------     ----------     ---------   -----------
Total net change in income on
    interest-earning assets                        320          5,050            22         5,392
                                               -------     ----------     ---------   -----------


Interest-bearing liabilities
Deposits
NOW and money market                                44             71             2           117
Savings accounts                                     2             51             -            53
Certificates of deposit                          1,250          1,804           154         3,208
                                               -------     ----------     ---------   -----------
Total deposits                                   1,296          1,926           156         3,378
Borrowings                                         112          1,297            62         1,471
Advance payments for taxes
    and insurance                                    -             (2)            -            (2)
                                               -------     ----------     ---------   -----------

Total net change in expense on
    interest-bearing liabilities                 1,408          3,221           218         4,847
                                               -------     ----------     ---------   -----------

Change in net interest income                  $(1,088)    $    1,829     $    (196)  $       545
                                               -------     ----------     ---------   -----------

                                                Increase (decrease)in  net interest income for the
                                                    year ended June 30, 2000 compared to the year
                                                              ended June 30, 1999 due to
                                               ---------------------------------------------------
                                                                            Rate/      Increase/
 (Dollars in Thousands)                          Rate        Volume         Volume     (Decrease)
---------------------------------------------- -------     ----------     ---------   -----------
Interest-earning assets
Loans receivable
Real estate loans                              $  (457)    $    5,984     $    (105)  $     5,422
Other consumer loans                                27            115             8           150
Business loans                                      38            922            41         1,001
                                               -------     ----------     ---------   -----------
Total loans                                       (392)         7,021           (56)        6,573
Securities                                         250            601            39           890
Other interest-earning assets                     (333)          (451)          199          (585)
                                               -------     ----------     ---------   -----------
Total net change in income on
     interest-earning assets                      (475)         7,171           182         6,878
                                               -------     ----------     ---------   -----------
Interest-bearing liabilities
Deposits
NOW and money market                              (42)           289           (11)          236
Savings accounts                                  (11)           166            (2)          153
Certificates of deposit                          (142)         1,396           (15)        1,239
                                              -------     ----------     ---------   -----------
Total deposits                                   (195)         1,851           (28)        1,628
Borrowings                                         89          1,339           154         1,582
Advance payments for taxes
   and insurance                                   (5)             -             -            (5)
                                              -------     ----------     ---------   -----------

Total net change in expense on
   interest-bearing liabilities                  (111)         3,190           126         3,205
                                              -------     ----------     ---------   -----------

Change in net interest income                 $  (364)    $    3,981     $      56   $     3,673
                                              -------     ----------     ---------   -----------

RESULTS OF OPERATIONS

         GENERAL. Net income for the year ended June 30, 2001 was $157,000 compared to $4.8 million and $3.6 million for the years ended June 30, 2000 and 1999, respectively. Fiscal 2001 operations were adversely affected by provisions for loan losses aggregating $7.9 million, primarily related to two non-performing commercial business loans, compared to provisions of $706,000 and $531,000 for the years ended June 30, 2000 and 1999, respectively. In fiscal 2001, increases were recognized in net interest income, non-interest income and non-interest expense compared to fiscal 2000. In fiscal 2000, the increase in net interest income was the primary reason for the increase in net income compared to fiscal 1999. In fiscal 1999, $896,000 of expense was incurred with the establishment of the Willow Grove Foundation.

         NET INTEREST INCOME. Net interest income is determined by our interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and also the amount of interest-earning assets relative to interest-bearing liabilities. Our average interest rate spread for the years ended June 30, 2001, 2000 and 1999 was 2.59%, 3.00% and 2.97%, respectively. Our net interest margin (i.e., net interest income expressed as a percentage of average interest-earning assets) was 3.46%, 3.83%, and 3.76% for the same three fiscal years. The changes in our interest spread have been due primarily to the fluctuations in market rates of interest and the interrelationship of interest rates earned/paid on longer term financial instruments, such as mortgage loans, and shorter term financial instruments, such as deposits. A substantial portion of the proceeds received from our various sources of funds were reinvested in new interest-earning assets with yields that were closer to costs paid on interest-bearing liabilities causing a decline in spread in fiscal 2001 compared to fiscal 2000. In fiscal 2000 compared to fiscal 1999, the increase in the average balance of our interest-earning assets together with the growth in core deposits, reduced the overall rate paid on deposits and positively affected our net interest margin and spread. Our net interest margin declined 37 basis points in fiscal 2001 compared to fiscal 2000 due primarily to the increase in non-accrual loans and charge-offs which resulted in the reduction in the ratio of average interest-earning assets to average interest-bearing liabilities and also due to the volatility of interest rates during the fiscal year. Our net interest margin increased seven basis points in fiscal 2000 compared to fiscal 1999 primarily as a result of an increase in the proportion of average interest-earning assets to average interest-bearing liabilities resulting in part from the investment of funds raised through our initial public offering completed in December 1998. The ratio of average interest-earning assets to average interest-bearing liabilities was 120.93%, 121.64% and 120.64% for the fiscal years 2001, 2000 and 1999, respectively.

         For the fiscal year ended June 30, 2001, net interest income totaled $20.1 million compared to $19.5 million and $15.9 million in fiscal 2000 and 1999, respectively. The increases in fiscal 2001 of $545,000 or 2.79% and fiscal 2000 of $3.6 million or 23.17%, were primarily due to increases in average balances of interest earning assets.

     INTEREST INCOME. Interest income includes the interest earned on our various loans and securities, as well as yield adjustments for the premiums, discounts and deferred fees recorded in connection with the acquisition of these assets. Our total interest income for the year ended June 30, 2001 was $44.3 million compared to $38.9 million and $32.0 million for fiscal 2000 and 1999, respectively.

         The increase in interest income in fiscal 2001 compared to 2000 was $5.4 million, or 13.86%. Increases in the average balances of loans outstanding ($25.0 million) and an increase in the average balance of securities ($40.8 million) were the primary reasons for the increase in interest income. For fiscal 2001, the yield on average interest-earning assets rose two basis points to 7.64% from 7.62%. The major contributing factor for this increase was the increase in the average yield on mortgage loans, which increased 11 basis points from 7.89% to 8.00% and the average yield on securities which rose 49 basis points from 6.18% to 6.67%. These increases were somewhat offset by a 139 basis point decline in the average yield on commercial business loans which fell to 8.56% in fiscal 2001 from 9.95% primarily as a result of an increase in non-performing loans during fiscal 2001 and also due to declines in market rates during the second half of fiscal 2001.

         The $6.9 million, or 21.48%, increase in interest income in fiscal 2000 compared to fiscal 1999 was due to a $6.6 million increase in interest on loans and an $890,000 increase in interest on securities. This was primarily attributable to a $85.9 million increase in the average balance of loans outstanding and $13.3 million increase in average balances of securities during fiscal 2000 compared to fiscal 1999.

     INTEREST EXPENSE. Interest expense consists of the interest paid to our depositors on their interest-bearing deposit accounts with us, and to a lesser extent, interest paid on funds borrowed from the FHLB and interest paid on certain escrow accounts. For the fiscal year ended June 30, 2001, our total interest expense was $24.2 million. For the fiscal years ended June 30, 2000 and 1999, total interest expense was $19.4 million and $16.2 million, respectively.

         For the fiscal year ended June 30, 2001, interest expense increased by $4.8 million, or 25.02%. The increase in interest expense for fiscal 2001 was primarily due to a $3.4 million increase in interest on deposits to $20.4 million and a $1.5 million increase in interest on borrowings to $3.8 million. The increase in interest on deposits was due to a combination of a 10.2% increase in the average balance of deposits outstanding, due primarily to increases in certificates of deposit, and higher average rates paid on deposits, which increased 40 basis points to 4.90% in fiscal 2001 compared to 4.50% in fiscal 2000. Interest on borrowings also increased due to a combination of higher average balances, which increased 55.1% in fiscal 2001 compared to fiscal 2000, and average rates paid increasing 29 basis points from 6.06% in fiscal 2000 to 6.35% during fiscal 2001.

         The primary reason for the $3.2 million, or 19.83%, increase in interest expense for the year ended June 30, 2000, compared to fiscal 1999, was the increased cost associated with the larger average balances of deposits outstanding, offset slightly by a reduction of the average rate paid on deposits and larger average balances combined with larger average rates paid on borrowings outstanding.

         During fiscal year 2001, the average balance of certificates of deposit ("CDs") increased $33.0 million to $300.1 million, a 12.36% increase. At June 30, 2001 and June 30, 2000, CDs made up 64.7% and 64.8% of our deposits, respectively. Our core deposit categories (interest and non-interest checking, savings and money market accounts) increased $13.4 million or 9.1% to $161.2 million at June 30, 2001 compared to $147.8 million at June 30, 2000. Interest rates on core deposits are typically significantly less than rates paid on CDs.

     PROVISION FOR LOAN LOSSES. We establish provisions for loan losses, which are charges to our operating results, in order to maintain a level of total allowance for losses that we deem adequate to absorb known and inherent losses. Our determination of the adequacy of the allowance is based upon an evaluation of the portfolio, loss experience, current economic conditions, volume, growth, composition of the loan portfolio and other relevant factors. The amount of our allowance for loan losses is only an estimate, and actual losses may vary from these estimates. We assess our allowance for loan losses at least quarterly, and make any necessary provision for losses needed to maintain our allowance for losses at a level deemed adequate. For the years ended June 30, 2001, 2000 and 1999, our provisions for losses were $7.9 million, $706,000 and $531,000, respectively. During fiscal 2001, we incurred charge-offs of $5.3 million and $1.9 million, which were specifically related to two commercial business loans whose pre-impairment balances were $6.7 million and $2.0 million, respectively. The loan which had a $6.7 million pre-impairment balance was made to a local business with a history of solid financial performance and partially secured by real estate, fixed assets, inventory and securities. The business experienced severe unexpected cash flow difficulties and subsequently filed bankruptcy. The other loan with the $2.0 million pre-impairment balance was charged-off as a result of extensive fraud on behalf of the borrower. This loan was made to a local business involved in the build-out of ambulances. (See Item I - "Business
- Asset Quality"). These two loans are measured for impairment quarterly and, at June 30, 2001, have a remaining carrying value of $545,000 and $93,000, respectively.

         At June 30, 2001, the amount of our allowance for losses was $4.3 million compared to $3.9 million at June 30, 2000. Management believed that the provision for loan losses in fiscal 2001 was appropriate given, among other things, the continuing growth of our loan portfolio and the inherent credit risk associated with loan portfolio diversification in other than single-family residential loans. The percentage of the allowance for losses to total loans increased to 0.94% at June 30, 2001 compared to 0.91% at June 30, 2000. However, the allowance for loan losses to non-performing loans was 83.3% at June 30, 2001 compared to 310.9% at June 30, 2000.

         We believe that the allowance for losses was adequate at June 30, 2001 based upon the facts and circumstances known to us at that date. No assurance can be made that additional provisions may not be needed in future periods, which could adversely affect our results of operations. Regulatory agencies, in the course of their regular examinations, review the allowance for loss and carrying value of non-performing assets. No assurance can be given that these agencies might not require changes to the allowance for losses in the future.

     NON-INTEREST INCOME. Non-interest income is comprised of service fees and charges, loan servicing fees, and realized gains and losses on assets available or held for sale. Total non-interest income for the years ended June 30, 2001, 2000, and 1999 was $1.8 million, $1.1 million, and $1.0 million, respectively. The increase in non-interest income, of $685,000 or 62.2% for fiscal 2001, was due primarily to realized gains on loans held for sale and increases in service fees and charges. Gains on sale of loans of $381,000 were realized in fiscal 2001 as the Company took advantage of market opportunities The loss on AFS securities was the result of $243,000 in gains on securities being more than offset by a $258,000 write-down of certain securities acquired as collateral upon the default of a commercial business loan. Such securities were deemed to be other than temporarily impaired and, pursuant to SFAS 115, their carrying value was adjusted accordingly to $209,000 at June 30, 2001. Service charges and fees increased by $237,000 in fiscal 2001 compared to fiscal 2000 as a result of increases in the number of accounts and account activity. In fiscal 2000, the increase of $93,000 was due to increases in service fees and charges, slightly offset by a reduction in net loan servicing income. General increases in service fees and charges are primarily due to increases in the number of accounts, particularly checking accounts.

     NON-INTEREST EXPENSE. The primary components of non-interest expense are compensation and employee benefits, occupancy expense, data processing, deposit account services and a variety of other expenses. For the years ended June 30, 2001, 2000, and 1999, non-interest expense totaled $13.9 million, $12.1 million, and $10.7 million, respectively. The primary reason for the increase in non-interest expenses in fiscal 2001 was due to a $978,000 increase in compensation and employee benefits, a $315,000 increase in occupancy and equipment expense and an increase of $332,000 in professional fees. Included in fiscal 1999 is an $896,000 expense for the establishment of and one-time contribution of stock to the Willow Grove Foundation.

         Compensation and benefits totaled $8.0 million, $7.0 million, and $5.5 million for the fiscal years ended June 30, 2001, 2000, and 1999, respectively. The primary reasons for the increases in fiscal 2001 were the result of the human resource costs necessary to service the continual expansion of products offered, as well as increases in our branch office network from nine at June 30, 1999 to 11 at June 30, 2000 and to 12 at June 30, 2001. In addition in November, 1999 we opened a new operations center in Horsham, Pennsylvania. The number of the Company's full time equivalent employees has increased from 136 at June 30, 1999, to 175 at June 30, 2001. Expenses of $138,000, $81,000 and $90,000
attributed to the ESOP are included in fiscal 2001, 2000 and 1999, respectively, while $162,000 and $108,000 was incurred in fiscal years 2001 and 2000 for the RRP, respectively.

         Occupancy and furniture and equipment expenses were $1.8 million, $1.4 million, and $918,000 for the fiscal years ended June 30, 2001, 2000, and 1999, respectively. The $315,000 increase in fiscal 2001 compared to fiscal 2000 as aforementioned was primarily due to banking network expansion and the full-year costs associated with the opening of the operations center. Federal deposit insurance premiums were $88,000, $153,000, and $206,000 for fiscal 2001, 2000 and 1999, respectively. Amortization of intangible assets was $276,000, $410,000 and $410,000, while advertising expense was $404,000, $370,000, and
$436,000 for the fiscal years ended June 30, 2001, 2000, and 1999, respectively. For the fiscal years ended June 30, 2001, 2000, and 1999, data processing expenses were $563,000, $525,000, and $426,000, respectively, while deposit account service expenses were $675,000,

$593,000 and $441,000, respectively. Professional fees were $576,000, $244,000 and $285,000 for the fiscal years ended June 30, 2001, 2000, and 1999, respectively. The increase in professional fees in fiscal 2001 was primarily related to costs associated with workout, analysis and review of the two previously mentioned non-performing commercial business loans. Other expenses, which include miscellaneous operating items were $1.4 million, $1.2 million, and $984,000, in fiscal 2001, 2000 and 1999, respectively, all increased primarily due to our growth and diversification efforts. In accordance with our reorganization plan and our commitment to our communities, in fiscal 1999, we established the Willow Grove Foundation by issuing 89,635 shares of the Company's conversion stock to the Foundation and incurring a one-time expense of $896,000.

     INCOME TAX (BENEFIT)/PROVISION. Income tax benefits amounted to $32,000 for the year ended June 30, 2001. This compares to tax provisions of $3.0 million, and $2.0 million for the years ended June 30, 2000 and 1999, respectively. A significant reduction in pre-tax income associated with large provisions for loan losses were primarily responsible for the reduction in income tax expense in fiscal 2001. Increases in fiscal 2000 compared to 1999 were primarily attributable to increases in pre-tax income. The effective tax rates for fiscal 2001, 2000 and 1999 were (26%), 38.26%, and 36.00%, respectively.

LIQUIDITY AND COMMITMENTS

         Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. We have also utilized outside borrowings, primarily from the FHLB of Pittsburgh as an additional funding source.

         We use our liquidity resources to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2001, we had outstanding approved loan commitments totaling $10.7 million and certificates of deposit maturing within the next twelve months amounting to $253.9 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be reinvested in the Bank.

         We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

IMPACT OF INFLATION AND CHANGING PRICES

         The financial statements, accompanying notes, and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Most of our assets and liabilities are monetary in nature; therefore, the impact of interest rates has a greater impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations
---------------------

In June 2001, the FASB issued Statement No. 141, "Business Combinations." The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of the Statement are to be accounted for using the purchase method.

The provisions of the Statement apply to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. There is no expected impact on earnings, financial condition, or equity upon adoption of Statement No. 141.

GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

The provisions of the SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of the SFAS No. 142. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. SFAS No. 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. The Company adopted SFAS No. 142 on July 1, 2001.In connection with the adoption of SFAS No. 142, the Company's recorded amount of goodwill of $848,000 will no longer be subject to amortization but will instead be periodically measured for impairment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT AND INTEREST RATE RISK

         The market value of assets and liabilities, as well as future earnings, can be affected by interest rate risk. Market values of financial assets have an inverse relationship to rates, i.e., when interest rates rise, the market value of many of our assets decline, and when rates fall, the market value of many of our assets rise. Our primary assets are loans to borrowers who often have the ability to prepay their loan. Therefore, in a falling rate environment, the increase in the market value of our assets is reduced by this option for the borrower to prepay the loan.

         The ability to maximize net interest income is largely dependent upon the achievement of a positive interest spread that can be maintained during fluctuations in prevailing interest rates. Interest rate sensitivity gap ("gap") is a measure of the difference between interest-earning assets and interest-bearing liabilities that either mature or re-price within a specified time period. A gap is considered positive when the amount of interest-earning assets exceeds the amount of interest-bearing liabilities, and is considered negative when interest-bearing liabilities exceed interest-earning assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. During a period of falling interest rates, a negative gap would generally result in an increase in net interest income, and a positive gap would result in a decrease in net interest income. However, interest rates on differing financial instruments will not always change at the same time or to the same extent.

         The following gap table shows the amount as of June 30, 2001 of assets and liabilities projected to mature or re-price within various time periods.


                                       0 to 3       3 to 12       1 to 3       3 to 5       Over 5
(Dollars in thousands)         Note    months        months       years        years        years        Total
----------------------         ----    ------       -------       ------       ------       ------       -----
Interest-earning assets
 Fixed rate loans               (1)   $  15,314    $  36,218    $  82,982    $  58,633    $ 108,821    $ 301,967
 Adjustable rate loans          (2)      38,866       47,290       41,469       27,250            -      154,876
 Investments and other
  interest-earning            (3) (4)
  assets                                 32,360       15,788       20,856       12,508       66,435      147,946
                                      ---------    ---------    ---------    ---------    ---------    ---------
Total interest-earning
  assets                              $  86,540    $  99,296    $ 145,307    $  98,391    $ 175,255    $ 604,789
                                      ---------    ---------    ---------    ---------    ---------    ---------
Interest-bearing liabilities
 Certificates of deposits                77,227      176,654       62,456        5,021            -      321,358
 Other deposits               (5) (6)     1,054        3,163        8,013        7,169      156,273      175,672
 Borrowings                     (7)       3,744        7,976       10,934       12,433       24,798       59,885
 Escrow accounts                          2,909          970            -            -            -        3,879

Total interest-bearing                $  84,934    $ 188,763    $  81,403    $  24,623    $ 181,071    $ 560,794
                                      ---------    ---------    ---------    ---------    ---------    ---------


Excess (deficiency) of
  interest bearing assets
  over interest-earning
  liabilities                         $   1,607    $ (89,467)   $  63,904    $  73,767    $  (5,815)   $  43,995

Cumulative excess
  (deficiency) of interest
  -earning assets over
  interest-bearing
  liabilities                         $   1,607    $ (87,860)   $ (23,956)   $  49,811    $  43,996

Cumulative excess
  (deficiency) of interest
  -bearing assets to
  interest-earning
  liabilities as a
  percent of total assets                  0.26%      (14.05%)      (3.83%)       7.97%        7.04%
Ratio of interest-earning
  assets to interest-bearing
  liabilities                            101.89%       52.60%      178.50%      399.58%       96.79%      107.85%

-------------------------------
(1) Loan prepayments are based upon estimates given the level of interest rates at June 30, 2001.
(2) Included in the period in which the rate is expected to change adjusted for estimated prepayments.
(3)  Amounts stated are at fair value.
(4) Re-pricing or maturity of callable securities is estimated based upon the interest rate environment at June 30, 2001.
(5)  Includes non interest-bearing checking accounts.
(6)  Includes estimates for the re-pricing of non-maturity deposits.
(7) Re-pricing or maturity of callable advances is estimated based upon the interest rate environment at June 30, 2001.



         At June 30, 2001, the Company's cumulative one-year gap to total assets ratio was negative 14.05%. The amounts shown are based upon certain assumptions concerning the amount of loan prepayments and the re-pricing of non-maturity deposits.

         Asset/liability management policies, designed to measure and monitor the maturities and re-pricing of our interest-earning assets and interest-bearing liabilities, have been adopted by the Company . These interest rate risk and asset/liability management actions are taken under the guidance of the Asset/Liability Management Committee ("ALCO"). The ALCO's purpose is to communicate, coordinate, and control asset/liability management consistent with our business plan and Board approved policies. The objective of the ALCO is to manage asset generation and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals. The ALCO meets at least quarterly and monitors the volume and mix of assets and funding sources taking into account the relative costs and spreads, the interest rate sensitivity gap and liquidity needs. The ALCO also reviews economic conditions and interest rate projections, current and projected liquidity needs and capital positions, anticipated changes in the mix of assets and liabilities, and interest rate exposure limits versus current projections pursuant to gap analysis and interest income simulations. At each meeting, the ALCO will recommend changes in strategy as appropriate. Interest rate risk issues are also discussed by the Board of Directors on a regular basis. Management meets weekly to monitor progress in achieving asset liability targets approved by the Board, particularly the type and rate of asset generation and sources of funding.

         In order to reduce our interest rate risk exposure, emphasis has been placed on the origination of assets with shorter maturities or adjustable rates such as commercial and multi-family real estate loans, construction loans, commercial business loans and home equity loans. At the same time, other actions include attempts to increase our core deposits and to extend the estimated duration of our liabilities through the use of FHLB Advances. In an effort to, among other things, reduce its interest rate risk exposure, the Company classifies a portion of the long-term fixed rate mortgage loans it originates as available for sale ("AFS) mortgages. During the year ended June 30, 2001, the Company sold an aggregate of $92.4 million of AFS mortgage loans. In addition to attempting to increase its originations of shorter term and/or adjustable rate loans, in recent periods the Company has increased its purchases and sales of adjustable rate mortgage backed securities to modify its interest rate risk position. During fiscal 2001, the Company purchased and sold adjustable rate mortgage backed securities amounting to $45.9 million and $28.3 million, respectively.

         The ALCO regularly reviews interest rate risk by, among other things, examining the impact of alternative interest rate environments on net interest income and net portfolio value ("NPV"), and the change in NPV. NPV is the difference between the market value of assets and the market value of liabilities and off-balance sheet items under various interest rate scenarios. Sensitivity is the difference (measured in basis points) between the NPV to assets ratio at market rate and the NPV to assets ratio determined under each rate scenario. The ALCO monitors both the NPV and sensitivity according to guidelines established by the Office of Thrift Supervision ("OTS") in Thrift Bulletin 13A "Management of Interest Rate Risk, Investment Securities and Derivative Activities," and Board approved limitations.

         Presented below, as of June 30, 2001 and 2000, is an analysis of the interest rate risk position as measured by NPV and sensitivity based upon various rate scenarios. These values have been obtained from data submitted by the Bank to the OTS. The OTS performs scenario analysis to estimate current or base case economic value and estimates NPV that would result from instantaneous, parallel shifts of the yield curve of plus and minus 100, 200 and 300 basis points. The model does not value new business activities. It only provides an estimate of economic value at a point in time and the economic value of the same portfolio under the above referenced interest rate scenarios.

                                                     Estimated change in NPV and Sensitivity

                                                             At June 30, 2001
                                                          Net Portfolio Value              Sensitivity
                                               -----------------------------------------  -------------
                                                   Amount          Percent       To
(Dollars in thousands)                            of change        Change       Assets
---------------------------------------------- ---------------  ------------ -----------
Hypothetical change in interest rates
  up 300 basis points                          $     (36,730)       (54)%         5.23 %       (534)bp
  up 200 basis points                                (24,791)       (36)          7.05         (352)
  up 100 basis points                                (12,319)       (18)          8.86         (171)
  no change - base case                                    -                     10.56
  down 100 basis points                                8,602         13          11.70          113
  down 200 basis points                               14,365         21          12.43          186
  down 300 basis points                               20,473         30          13.19          263


                                                             At June 30, 2000
                                                          Net Portfolio Value              Sensitivity
                                               -----------------------------------------  -------------
                                                   Amount          Percent       To
(Dollars in thousands)                            of change        Change       Assets
---------------------------------------------- ---------------  ------------ -----------
Hypothetical change in interest rates
  up 300 basis points                          $     (31,638)       (58)%         4.43 %       (531)bp
  up 200 basis points                                (21,461)       (39)          6.23         (351)
  up 100 basis points                                (10,700)       (20)          8.03         (170)
  no change - base case                                    -                      9.74
  down 100 basis points                                8,959         16          11.08          135
  down 200 basis points                               12,978         24          11.63          189
  down 300 basis points                               16,067         29          12.01          227

         The change in the NPV ratio at market levels between June 30, 2001 and 2000 is the result of (1) the change in the amount and diversification of our assets and liabilities at June 30, 2001 compared to June 30, 2000 and (2) changes in the market level of interest rates. The change in sensitivity, in the up 200 basis point scenario, from 351 basis points to 352 basis points indicates that our balance sheet has not materially changed in this measurement of interest rate risk..

         NPV is more sensitive and may be more negatively impacted by rising interest rates than by declining rates. This occurs primarily because as rates rise, the market value of long-term fixed rate assets, like fixed rate mortgage loans, declines due to both the rate increase and slowing prepayments. When rates decline, these assets do not experience a similar appreciation in value due to the increases in prepayments. The value of deposits and borrowings tend to change in approximately the same proportions in rising and falling rate environments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Willow Grove Bancorp, Inc.

Management's Responsibility for Financial Reporting

The management of Willow Grove Bancorp, Inc. (the "Company") is responsible for the preparation, integrity and fair presentation of published Financial Statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based upon management's best judgment where necessary.

Management maintains a system of internal controls and procedures designed to provide reasonable assurance as to the integrity and reliability of financial records and the protection of assets. There are inherent limitations in the effectiveness of any internal control system, including, but not limited to the possibility of human error or overriding of controls. Accordingly, even an effective internal control structure can only provide reasonable assurance with respect to financial statement presentation. Further, because of changes in conditions, the degree of effectiveness of an internal control structure may vary over time.

Management has assessed the Company's internal controls over financial reporting in conformity with accounting principles generally accepted in the United State of America and believes that the Company has maintained effective internal controls over financial data presented in accordance with accounting principles generally accepted in the United States of America. This assessment was based on criteria for effective control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring organizations of the Treadway Commission.

Management also is responsible for compliance with Office of Thrift Supervision and Federal Deposit Insurance Corporation safety and soundness laws and regulations. Management has assessed its compliance with the designated laws and regulations and believes that it has complied, in all material respects, with the designated laws and regulations relating to safety and soundness for the year ended June 30, 2001.




/s/ Frederick A. Marcell Jr.              /s/ Christopher E. Bell
----------------------------              --------------------------
Frederick A. Marcell Jr.                  Christopher E. Bell
President and                             Senior Vice President and
Chief Executive Officer                   Chief Financial Officer

                          Independent Auditors' Report

To the Board of Directors and Stockholders of Willow Grove Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Willow Grove Bancorp, Inc. and subsidiary as of June 30, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willow Grove Bancorp, Inc. and subsidiary as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/  KPMG LLP
-------------------------------------------
Philadelphia, Pennsylvania
July 23, 2001, except as to Note 17, which
is as of September 7, 2001

                           Willow Grove Bancorp, Inc.
                 Consolidated Statements of Financial Condition

                                                                                          At June 30,
                                                                                ---------------------------------
(Dollars in thousands, except share data)                                            2001             2000
-----------------------------------------------------------------------------------------------  ----------------
Assets
Cash and cash equivalents
Cash on hand and non-interest-bearing deposits                                  $        4,621   $         4,442
Interest-bearing deposits                                                               17,588            10,239
                                                                                ---------------  ----------------
Total cash and cash equivalents                                                 $       22,209   $        14,681
Assets available for sale:
Securities (amortized cost of $130,406 and $74,291 respectively)                       130,358            70,577
Loans                                                                                    2,644            35,753
Loans (net of allowance for loan losses                                                454,199           424,940
    of $4,313 and $3,905 respectively)
Accrued income receivable                                                                3,667             2,795
Property and equipment, net                                                              6,188             6,232
Intangible assets                                                                        1,263             1,540
Other assets                                                                             4,620             3,605
                                                                                ---------------  ----------------
Total assets                                                                    $      625,148   $       560,123
                                                                                ===============  ================

Liabilities and Stockholders' Equity
Deposits                                                                        $      497,030   $       452,857
Federal Home Loan Bank advances                                                         59,885            37,517
Advance payments from borrowers for taxes                                                3,879             4,725
Accrued interest payable                                                                 1,146             1,474
Other liabilities                                                                        2,851             2,907
                                                                                ---------------  ----------------
Total Liabilities                                                                      564,791           499,480
                                                                                ---------------  ----------------
Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value; (25,000,000 authorized;                                       51                51
    5,143,487 issued at June 30, 2001 and 2000)
Additional paid-in capital                                                              22,265            22,270
Retained earnings - substantially restricted                                            42,534            43,291
Accumulated other comprehensive income (loss)                                              (29)           (2,340)
Treasury stock at cost, 206,500 and 22,500 shares respectively                          (2,351)             (211)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)                                                    (1,494)           (1,613)
Recognition and Retention Plan Trust (RRP)                                                (619)             (805)
                                                                                ---------------  ----------------
Total stockholders' equity                                                              60,357            60,643
                                                                                ---------------  ----------------
Total liabilities and stockholders' equity                                      $      625,148   $       560,123
                                                                                ===============  ================

See accompanying notes to consolidated financial statements.

                           Willow Grove Bancorp, Inc.
                        Consolidated Statements of Income

                                                                            For the year ended June 30,
                                                                   -----------------------------------------------
(Dollars in thousands, except per share data)                           2001            2000            1999
---------------------------------------------------------------------------------- --------------- ---------------
Interest and dividend income:
Loans                                                              $       36,148  $       33,973   $      27,400
Securities, primarily taxable                                               8,137           4,920           4,615
                                                                   --------------- --------------- ---------------
Total interest income                                                      44,285          38,893          32,015
                                                                   --------------- --------------- ---------------
Interest expense:
Deposits                                                                   20,372          16,994          15,366
Borrowings                                                                  3,825           2,354             772
Advanced payments from borrowers for taxes                                     19              21              26
                                                                   --------------- --------------- ---------------
Total interest expense                                                     24,216          19,369          16,164
                                                                   --------------- --------------- ---------------
Net interest income                                                        20,069          19,524          15,851
Provision for loan losses                                                   7,856             706             531
                                                                   --------------- --------------- ---------------
Net interest income after provisions for loan losses                       12,213          18,818          15,320
                                                                   --------------- --------------- ---------------
Non-interest income:
Service charges and fees                                                    1,340           1,103             846
Realized loss on securities available for sale                                (15)            (46)              -
Realized gain on sale of loans available for sale                             381               -              10
Loan servicing income, net                                                     81              45             153
                                                                   --------------- --------------- ---------------
Total non-interest income                                                   1,787           1,102           1,009
                                                                   --------------- --------------- ---------------
Non-interest expense:
Compensation and employee benefits                                          8,004           7,026           5,475
Occupancy                                                                   1,087             935             599
Furniture and equipment                                                       670             507             319
Federal insurance premiums                                                     88             153             206
Amortization of intangible assets                                             276             410             410
Data processing                                                               563             525             426
Advertising                                                                   404             370             436
Foundation expense                                                              -               -             896
Community enrichment                                                          150             150             175
Deposit account services                                                      675             593             441
Professional fees                                                             576             244             285
Other expenses                                                              1,382           1,163             984
                                                                   --------------- --------------- ---------------
Total non-interest expense                                                 13,875          12,076          10,652
                                                                   --------------- --------------- ---------------
Income before income taxes                                                    125           7,844           5,677
Income tax (benefit) expense                                                  (32)          3,001           2,044
                                                                   --------------- --------------- ---------------
Net income                                                         $          157  $        4,843  $        3,633
                                                                   =============== =============== ===============

Earnings per share: (1)
Basic                                                              $         0.03  $         0.98  $         0.46
Diluted                                                            $         0.03  $         0.97  $         0.46

--------------------------------------------------------------------------
(1) Earnings per share is presented in the 1999 financial statements from January 1, 1999 to June 30, 1999.

See accompanying notes to consolidated financial statements.

                                            Willow Grove Bancorp, Inc.
                       Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income

                                                                                                       ACCUMULATED
                                                                             ADDITIONAL                   OTHER
                                                                   COMMON     PAID-IN     RETAINED    COMPREHENSIVE
 (Dollars in thousands,  except per share data)                    STOCK      CAPITAL     EARNINGS     INCOME(LOSS)
--------------------------------------------------------------- ----------- ----------- ------------ ----------------
 Balance - June 30, 1998                                        $        -  $        -  $    35,865  $            80
 Net income                                                              -           -        3,633                -
 Other comprehensive loss                                                -           -            -           (1,492)
 Issuance of 5,143,487 $.01 par shares of common stock                  51      22,295            -                -
 Capitalization of Mutual Holding Company                                -           -         (100)               -
 Common stock (179,270 shares) acquired by ESOP                          -           -            -                -
 ESOP shares committed to be released                                    -           -            -                -
 Cash dividends paid - ($0.08 per share)                                 -           -         (187)               -
                                                                ----------- ----------- ------------ ----------------
 Balance - June 30, 1999                                                51      22,295       39,211           (1,412)
 Net income                                                              -           -        4,843                -
 Other comprehensive loss                                                -           -            -             (928)
 Common stock (89,635 shares) acquired by RRP                            -           -            -                -
 ESOP shares committed to be released                                    -          (9)           -                -
 Amortization of RRP shares                                              -         (16)           -                -
 Treasury stock acquired (22,500 shares at cost)                         -           -            -                -
 Cash dividends paid - ($0.36 per share)                                 -           -         (763)               -
                                                                ----------- ----------- ------------ ----------------
 Balance - June 30, 2000                                        $       51      22,270       43,291           (2,340)
 Net income                                                              -           -          157                -
 Other comprehensive income                                              -           -            -            2,311
 ESOP shares committed to be released                                    -          18            -                -
 Amortization of RRP shares                                              -         (23)           -                -
 Treasury stock acquired (184,000 shares at cost)                        -           -            -                -
 Cash dividends paid - ($0.44 per share)                                 -           -         (914)               -
                                                                ----------- ----------- ------------ ----------------
 Balance - June 30, 2001                                        $       51  $   22,265  $    42,534  $           (29)
                                                                =========== =========== ============ ================


                                                                                     COMMON STOCK
                                                                        TREASURY      ACQUIRED BY      TOTAL
 (Dollars in thousands,  except per share data)                          STOCK       BENEFIT PLANS     EQUITY
---------------------------------------------------------------       ------------  ---------------  -----------
 Balance - June 30, 1998                                              $         -   $            -   $   35,945
 Net income                                                                     -                -        3,633
 Other comprehensive loss                                                       -                -       (1,492)
 Issuance of 5,143,487 $.01 par shares of common stock                          -                -       22,346
 Capitalization of Mutual Holding Company                                       -                -         (100)
 Common stock (179,270 shares) acquired by ESOP                                 -           (1,793)      (1,793)
 ESOP shares committed to be released                                           -               90           90
 Cash dividends paid - ($0.08 per share)                                        -                -         (187)
                                                                      ------------  ---------------  -----------
 Balance - June 30, 1999                                                        -           (1,703)      58,442
 Net income                                                                     -                -        4,843
 Other comprehensive loss                                                       -                -         (928)
 Common stock (89,635 shares) acquired by RRP                                   -             (929)        (929)
 ESOP shares committed to be released                                           -               90           81
 Amortization of RRP shares                                                     -              124          108
 Treasury stock acquired (22,500 shares at cost)                             (211)               -         (211)
 Cash dividends paid - ($0.36 per share)                                        -                -         (763)
                                                                      ------------  ---------------  -----------
 Balance - June 30, 2000                                                     (211)          (2,418)  $   60,643
 Net income                                                                     -                -          157
 Other comprehensive income                                                     -                -        2,311
 ESOP shares committed to be released                                           -              119          137
 Amortization of RRP shares                                                     -              186          163
 Treasury stock acquired (184,000 shares at cost)                          (2,140)               -       (2,140)
 Cash dividends paid - ($0.44 per share)                                        -                -         (914)
                                                                      ------------  ---------------  -----------
 Balance - June 30, 2001                                              $     (2,351) $       (2,113)  $   60,357
                                                                      ============  ===============  ===========


                                                                                 FOR THE YEAR ENDED JUNE 30,
                                                                      --------------------------------------------
                                                                           2001          2000             1999
                                                                           ----          ----             ----
 Net unrealized gains (losses) on securities available for sale
     arising during the period                                        $      2,320  $       (957)    $     (1,492)
 Less:  reclassification adjustment for net gains (losses)
     included in net income                                                     (9)          (29)               -
                                                                      ------------  -------------    -------------
 Other comprehensive income (loss)                                           2,311          (928)          (1,492)
 Net income                                                                    157         4,843            3,633
                                                                      ------------  -------------    -------------
 Comprehensive income                                                 $      2,468  $      3,915     $      2,141
                                                                      ============  =============    =============

See accompanying Notes to consolidated financial statements.

                           Willow Grove Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the year ended June 30,
                                                                --------------------------------------
(DOLLARS IN THOUSANDS)                                             2001         2000         1999
--------------------------------------------------------           ----         ----         ----
Net cash flows from operating activities:
Net income                                                      $       157   $    4,843   $    3,633
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation                                                        723          575          409
    Amortization of premium and accretion                              (283)          12           94
       of discount, net
    Amortization of intangible assets                                   277          410          410
    Foundation contribution expense                                       -            -          896
    Provision for loan losses                                         7,856          706          531
    Gain on sale of loans available for sale                           (381)           -          (10)
   (Gain) Loss on securities available for sale                          15           46            -
    Decrease in deferred loan fees                                     (109)        (101)        (292)
    Increase in accrued income receivable                              (872)        (276)        (410)
    Decrease (increase) in other assets                              (2,355)        (153)         325
   (Decrease) increase in accrued interest payable                     (328)         768          317
    Deferred income tax benefit                                           -         (327)        (446)
   (Decrease) increase in other liabilities                             (56)          86          (45)
    Expense of ESOP & RRP                                               300          189           90
    Originations and purchases of                                   (59,477)     (35,753)      (2,865)
       loans available for sale
    Proceeds from sale of loans available for sale                   92,967            -       15,027
                                                                -----------   ----------   -----------
Net cash provided by (used in) operating activities                  38,434      (28,975)      17,664
                                                                -----------   ----------   -----------

Cash flows from investing activities:
    Net increase in loans                                           (37,168)     (50,915)     (59,153)
    Purchase of securities available for sale                      (112,926)      (7,098)     (83,581)
    Proceeds from sales, calls and maturities                        42,705       11,477       38,100
       of securities available for sale
    Principal repayments of securities                               14,374        3,568       11,075
       available for sale
    Proceeds from sale of other                                         147          281            -
       real estate owned
    Purchase of property and equipment, net of depreciation            (679)      (1,672)        (772)
                                                                -----------   ----------   -----------
Net cash used in investing activities                               (93,547)     (44,359)     (94,331)
                                                                -----------   ----------   -----------

See accompanying notes to consolidated financial statements.

                           Willow Grove Bancorp, Inc.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                    For the year ended June 30,
                                                                               ---------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                      2001         2000         1999
-----------------------------------------------------------                        ----         ----         ----
Cash flows from financing activities:
    Net increase in deposits                                                      44,173       62,176       49,888
    Net increase (decrease) in FHLB advances                                       3,000       (2,000)       4,000
       with original maturity less than 90 days
    Increase in FHLB advances with                                                51,000       53,000        1,000
       original maturity greater than 90 days
    Repayment of FHLB advances with                                              (31,632)     (28,469)     (11,014)
       original maturity greater than 90 days
    Net increase (decrease) in advance                                              (846)         322          (78)
       payments from borrowers for taxes
    Dividends paid                                                                  (914)        (763)        (187)
    Acquisition of stock for Recognition                                               -         (929)           -
       and Retention Plan
    Purchase of treasury stock                                                    (2,140)        (211)           -
    Proceeds from stock issuance, net                                                  -            -       19,656
                                                                               ----------   ----------   ----------
Net cash provided by financing activities                                         62,641       83,126       63,265
                                                                               ----------   ----------   ----------

Net increase (decrease) in cash and cash equivalents                               7,528        9,792      (13,402)
Cash and cash equivalents:
Beginning of year                                                                 14,681        4,889       18,291
                                                                               ----------   ----------   ----------
End of year                                                                    $  22,209    $  14,681    $   4,889
                                                                               ==========   ==========   ==========

Supplemental disclosures of cash and cash flow information
Interest paid                                                                  $  24,544    $  18,601    $  15,847
Income taxes paid                                                              $   2,275    $   2,909    $   2,085

Noncash items:
Change in unrealized gain (loss) on securities
   available for sale (net of taxes of ($1,355), $545
   and $912 in 2001, 2000 and 1999, respectively)                                  2,311         (928)      (1,492)
Loans transferred to other real estate owned                                         147          281            -


See accompanying notes to consolidated financial statements.

                           Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Summary of Significant Accounting Policies

Description of Business

Willow Grove Bancorp, Inc. (the "Company") provides a full range of banking services through its wholly-owned subsidiary, Willow Grove Bank (the "Bank" or "Willow Grove") which has 12 branches in Dresher, Willow Grove, Maple Glen, Warminster (2), Hatboro, Huntington Valley, Roslyn, Philadelphia (2 - Somerton and Rhawnhurst), North Wales and Southampton. All of the branches are full-service and offer commercial and retail banking products and services. These products include checking accounts (interest and non-interest bearing), savings accounts, certificates of deposit, business loans, real estate loans, and home equity loans. The Company is subject to competition from other financial institutions and other companies that provide financial services. The Company is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

On December 23, 1998 the Company completed the reorganization of the Bank into the federal mutual holding company form of ownership, whereby the Bank converted into a federally chartered stock savings bank as a wholly owned subsidiary of the Company, and the Company became a majority-owned subsidiary of Willow Grove Mutual Holding Company (the "MHC"), a federally chartered mutual holding company (collectively, the "Reorganization"). In connection with the Reorganization, the Company sold 2,240,878 shares of Company common stock, par value $0.01 per share, at $10.00 per share which, net of issuance costs, generated proceeds of $21.4 million, including shares issued to the employee stock ownership plan ("ESOP"). The Company also issued 2,812,974 shares of Company common stock to the MHC. As an integral part of the Reorganization and in furtherance of Willow Grove's commitment to the communities it serves, Willow Grove and the Company established a charitable foundation known as the Willow Grove Foundation (the "Foundation") and contributed 89,635 shares to the Foundation. Earnings per share is presented in the 1999 financial statements from January 1, 1999 to June 30, 1999. Earnings per share presentation for periods prior to January 1, 1999 is not meaningful.

In September 2000, Willow Grove Investment Corporation ("WGIC"), a Delaware corporation was formed as a wholly owned subsidiary of the Bank to hold and manage certain investment securities.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The Company has prepared its accompanying consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") in the United States of America as applicable to the banking industry. Certain amounts in prior years are reclassified for comparability to current year's presentation. Such reclassifications, when applicable had no effect on previously reported net income. The consolidated financial statements include the balances of the Company and its wholly owned subsidiary. All material inter-company balances and transactions have been eliminated in consolidation.

In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenue and expense for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term include the determination of the allowance for loan losses.

RISKS AND UNCERTAINTIES

In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or re-price at different speeds, or on a different basis from its interest-earning assets. The Company's primary credit risk is the risk of default on the Company's loan portfolio that results from the borrower's inability or unwillingness to make contractually required payments. The Company's lending activities are concentrated in Pennsylvania. The largest concentration of the Company's loan portfolio is located in Eastern Pennsylvania. The ability of the Company's borrowers to repay amounts owed is dependent on

                           Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

several factors, including the economic conditions in the borrower's geographic region and the borrower's financial condition. Market risk reflects changes in the value of collateral underlying loans, the valuation of real estate held by the Company, the valuation of loans held for sale, securities available for sale and mortgage servicing assets. The Company is subject to certain regulations as further described herein and in note 12. Compliance with regulations causes the Company to incur significant costs. In addition, the possibility of future changes to such regulations presents the risk that future costs will be incurred which may impact the Company.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, cash and cash equivalents include cash and interest bearing deposits with original maturities of three months or less.

The Company is required to maintain certain daily balances in accordance with Federal Reserve Bank requirements. The reserve balances maintained in accordance with such requirements at June 30, 2001 and 2000 were $4.5 million and $4.0 million, respectively. Such reserve requirements are satisfied through vault cash balances.

LOANS AVAILABLE FOR SALE

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or market calculated on an aggregate basis, with any unrealized losses reflected in the statement of income. Loans transferred from loans available for sale to loans receivable are transferred at the lower of cost or market value at the date of transfer.

SECURITIES

The Company divides its securities portfolio into two segments: (a) held to maturity and (b) available for sale. Securities in the held to maturity category are carried at cost, adjusted for amortization of premiums and accretion of discounts, using the level yield method, based on the Company's intent and ability to hold the securities until maturity. Marketable securities included in the available for sale category are carried at fair value, with unrealized gains or losses which are temporary in nature, net of taxes, reflected as an adjustment to equity. Unrealized losses which are other than temporary in nature are reflected in the statement of income. The fair value of marketable securities available for sale is determined from publicly quoted market prices. Securities available for sale which are not readily marketable, which include Federal Home Loan Bank of Pittsburgh stock, are carried at cost which approximates liquidation value. Premiums and discounts on securities are amortized/accreted using the interest method.

At the time of purchase, the Company makes a determination of whether or not it will hold the securities to maturity, based upon an evaluation of the probability of future events. Securities, which the Company believes may be involved in interest rate risk, liquidity or other asset/liability decisions, which might reasonably result in such securities not being held to maturity, are classified as available for sale. If such securities are sold, a gain or loss is determined by the specific identification method and is reflected in the operating results in the period the trade occurs.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level that management considers adequate to provide for loan losses based on an evaluation of known and inherent risks in the loan portfolio. Management's judgment is based upon periodic evaluation of the portfolio, past loss experience, current economic conditions, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

                           Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A loan is considered to be impaired when, based on current information, it is probable that the Company will not receive all amounts due in accordance with the contractual terms of the loan agreement. For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate and consumer loans, as well as commercial loans with balances of less than $100,000. Such loans are evaluated collectively for impairment. Interest income recognition on impaired loans is the same as interest income recognition on non-accrual loans as described below. Cash receipts on impaired loans are generally applied to principal. A valuation allowance is established against impaired loans when the Company determines that the fair value of the loan or its related collateral is less than the recorded investment of the impaired loan.

MORTGAGE SERVICING RIGHTS

The Company recognizes mortgage servicing rights as assets, regardless of how such assets were acquired.

Impairment of mortgage servicing rights is assessed based upon a fair market valuation of those rights on a disaggregated basis. Impairment, if any, is recognized in the statement of income. There was no impairment in the mortgage servicing rights at June 30, 2001 and 2000.

LOANS, LOAN ORIGINATION FEES, AND UNCOLLECTED INTEREST

Loans are recorded at cost, net of unearned discounts, deferred fees and allowances. Discounts or premiums on purchased loans are amortized using the interest method over the remaining contractual life of the portfolio, adjusted for actual prepayments. Loan origination fees and certain direct origination costs are deferred and amortized over the contractual life of the related loans using the level yield method.

Interest receivable on loans is accrued to income as earned. Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest and reverse any accrued interest when principal or interest payments are delinquent more than 90 days (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the terms of the loan. Interest income on such loans is not accrued until the financial condition and payment record of the borrower demonstrates the ability to service the debt.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets which range from 4 to 40 years. Significant renovations and additions are capitalized. Leasehold improvements are depreciated over the shorter of the useful lives of the assets or the related lease term. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

INTANGIBLE ASSETS

Intangible assets include a core deposit intangible and goodwill, which represents the excess cost over fair value of assets acquired and liabilities assumed. The core deposit intangible is being amortized to expense over a twelve-year life and goodwill is being amortized to expense over a period of fifteen years. The carrying amount of intangible assets at June 30, 2001 and 2000 is net of accumulated amortization of $2.9 million and $2.6 million, respectively.

                           Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

EARNINGS PER SHARE

Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSE"). CSE consist of dilutive stock options granted through the Company's stock option plan and unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation.During 2001, 2000 and 1999, there were no antidilutive CSEs with the exception of the quarter ended March 31, 2000 where 89,635 options were considered antidilutive CSE's.

STOCK OPTIONS

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by statement No. 123, "Accounting for Stock-Based Compensation". As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement No. 123 requires entities which continue to apply the provisions of APB Opinion No. 25 to provide pro-forma earnings per share disclosures for stock option grants made in 1995 and subsequent years as if the fair value based method defined in Statement No. 123 had been applied.

RECENT ACCOUNTING PRONOUNCEMENTS

BUSINESS COMBINATIONS

In June 2001, the FASB issued Statement No. 141, "Business Combinations" ("SFAS No. 141"). The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using the purchase method.

The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. There is no expected impact on earnings, financial condition, or equity upon adoption of SFAS No. 141.

GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

                           Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provisions of the SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of the SFAS No. 142. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. SFAS No. 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. The Company adopted SFAS No. 142 on July 1, 2001.In connection with the adoption of SFAS No. 142, the Company's recorded amount of goodwill of $848,000 will no longer be subject to amortization but will instead be periodically measured for impairment.


(2)     Earnings Per Share

For the years ended June 30, 2001 and 2000, earnings per share, basic and diluted, were $0.03 and $0.03, and $0.98 and $0.97, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.


                                                                                               For the six-month period
                                                             Year Ended June 30,                January 1 to June 30,
                                          ---------------------------------------------------- ------------------------
                                                  2001                         2000                     1999
                                                 -----                         -----                    -----
 (Dollars in thousands,
 except share data)
                                              Basic       Diluted        Basic       Diluted      Basic     Diluted
                                          ------------- ------------- ------------ ----------- ---------- ------------
 Net income                               $       157   $        157  $     4,843  $     4,843 $    2,261  $     2,261
 Dividends on unvested common
 stock awards
                                                  (33)           (33)         (25)         (25)         -            -
                                          ------------- ------------- -----------  -----------  ---------- -----------
 Income available to
 common stock holders                     $       124   $        124  $     4,818  $     4,818  $    2,261       2,261


 Weighted average shares outstanding        4,812,146      4,812,146    4,899,955    4,899,955   4,968,699   4,968,699


 Effect of dilutive securities:
        Options                                     -         27,886            -        1,825           -           -
        Unvested common stock awards                -         70,056            -       61,226           -           -
                                          ------------- ------------- -----------  -----------  ---------- -----------

 Adjusted weighted average shares
 used in earnings per
 share calculation                          4,812,146      4,910,088    4,899,955    4,963,006   4,968,699   4,968,699
                                          ------------- ------------- -----------  -----------  ---------- -----------


 Earnings per share                       $      0.03   $       0.03  $      0.98  $      0.97  $    0.46  $      0.46
                                          ============= ============= ===========  ===========  ========== ===========

(3)      Securities Available for Sale

Securities available for sale at June 30, 2001 and 2000 consisted of the following:

                           Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      June 30, 2001
                                            ------------------------------------------------------------
                                              Amortized     Unrealized      Unrealized      Estimated
 (Dollars in thousands)                         Cost          Gains           Losses        Fair Value
------------------------------------------- ------------- -------------- --------------- ---------------
 Equity securities                          $       7,876 $            - $           (38) $        7,838
 US Government agency securities                   43,722            391            (315)         43,798
 Mortgage-backed securities                        75,905            344            (415)         75,834
 Municipal securities                               2,903              6             (21)          2,888
                                            ------------- -------------- --------------- ---------------
 Total                                      $     130,406 $          741 $          (789) $      130,358
                                            ============= ============== =============== ===============

                                                                     June 30, 2000
                                            ------------------------------------------------------------
                                              Amortized     Unrealized      Unrealized      Estimated
 (Dollars in thousands)                         Cost          Gains           Losses        Fair Value
------------------------------------------- ------------- -------------- --------------- ---------------
 Equity securities                          $       7,528 $            -  $         (77)  $        7,451
 US Government agency securities                   33,000              -         (1,975)          31,025
 Mortgage-backed securities                        31,162              -         (1,536)          29,626
 Municipal securities                               2,601              -           (126)           2,475
                                            ------------- -------------- --------------- ---------------
 Total                                      $      74,291 $            -  $      (3,714)  $       70,577
                                            ============= ============== =============== ===============

Proceeds from the sales of securities available for sale for the years ended June 30, 2001, 2000 and 1999 were $30.1, $9.5 million, and $0, respectively. Gross gains on securities available for sale of $260,000, $57,000 and $0 were realized in fiscal 2001, 2000 and 1999, respectively. There were gross losses of $17,000 $103,000, and $0, in fiscal 2001, 2000 and 1999, respectively.
Additionally, we recognized a loss of $258,000 resulting from other than temporary declining values of certain equity securites,

Accrued interest receivable on securities amounted to $1.3 million and $530,000 at June 30, 2001 and 2000, respectively.

The amortized cost and estimated fair value of securities available for sale at June 30, 2001, by contractual maturity, are shown below.


                                                        Amount of securities with stated maturities
                                           ---------------------------------------------------------------------
                                                                                         After
                                                            After          After       10 years or
                                                            1 year        5 years       with no
                                             1 year       but within     but within      stated
 (Dollars in thousands)                      or less        5 years       10 years      maturity        TOTAL
------------------------------------------ -----------    ----------    -----------   ------------   ----------
 US Government agency securities           $         -    $   14,245    $    18,868   $     10,685   $   43,798
 Municipal securities                              900             -            587          1,401        2,888
                                           -----------    ----------    -----------   ------------   ----------
 Sub-total                                         900        14,245         19,455         12,086       46,686
 Mortgage-backed securities                          -             -              -         75,834       75,834
 Equity securities                                   -             -              -          7,838        7,838
                                           -----------    ----------    -----------   ------------   ----------
 Total securities at fair value            $       900    $   14,245    $    19,455   $     95,758   $  130,358
 Total securities at amortized cost        $       900    $   13,999    $    19,437   $     96,070   $  130,406
                                           -----------    ----------    -----------   ------------   ----------

                           Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company must maintain stock as a member of the Federal Home Loan Bank of Pittsburgh ("FHLB") of $3.4 million and $3.4 million as of June 30, 2001 and 2000, respectively.

For mortgage-backed securities, expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay the obligation with or without call or prepayment penalties. Many of the Company's U.S. Government agency securities are callable within one year.

As described in note 10, certain securities available for sale are maintained to collateralize advances from the FHLB.

(4)      Loans

Loans receivable as of June 30, 2001 and 2000 consisted of the following:

                                                June 30,
                                       ---------------------------
 (Dollars in thousands)                    2001         2000
------------------------                   ----         ----

 Mortgage loans:
  Single-family                        $    198,310   $    206,340
  Multifamily & nonresidential              128,613        102,513
  Construction                               27,724         14,973
  Home equity                                75,060         72,217
                                       ------------   ------------
 Total mortgage loans                       429,707        396,043
 Consumer loans                               9,688          7,818
 Business loans                             19,925         25,683
                                       ------------   ------------
 Total loans receivable                     459,320        429,544

 Allowance for loan losses                   (4,313)        (3,905)
 Deferred loan fees                            (808)          (699)
                                       ------------   ------------
 Loans receivable, net                 $    454,199   $    424,940
                                       ============   ============

As described in note 10, certain loans are maintained to collateralize advances from the FHLB.

Included in loans receivable are loans on non-accrual status in the amounts of $3.6 million and $1.2 million at June 30, 2001 and 2000, respectively. If interest on all such loans had been recorded, net interest income would have increased by $695,000 in 2001, $104,000 in 2000 and $143,000 in 1999.

As of June 30, 2001 and 2000, the Company had impaired loans with a total recorded investment of $3.2 million and $390,000, respectively, and an average recorded investment for the years ended June 30, 2001, 2000 and 1999 of $8.5 million, $107,000, and $37,000, respectively. Cash of $648,000, $24,000and
$83,000 was collected on these impaired loans during the years ended June 30, 2001, 2000 and 1999, respectively. Interest income of $366,000 and $22,000 was recognized on such loans during the years ended June 30, 2001 and June 30, 2000, no interest income was recognized on such loans for the year ended June 30, 1999. As of June 30, 2001 and 2000, there were no recorded investments in impaired loans for which there was a related specific allowance for credit losses.

The following is a summary of the activity in the allowance for loan losses for the years ended June 30, 2001, 2000 and 1999:

                           Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 Years Ended June 30,
                                         -------------------------------------
 (DOLLARS IN THOUSANDS)                     2001         2000        1999
------------------------                    ----         ----        ----
 Balance, beginning of year              $    3,905    $   3,138   $   2,665
 Provision for loan losses                    7,856          706         531
 Charge-offs                                 (7,449)         (85)        (58)
 Recoveries                                       1          146           -
                                         ----------    ---------   ---------
 Balance, end of year                    $    4,313    $   3,905   $   3,138
                                         ==========    -========   =========

(5)      Mortgage Servicing Activity

A summary of mortgage servicing rights activity follows:

                                                Years Ended June 30,
                                        -----------------------------------
 (Dollars in thousands)                    2001        2000         1999
------------------------                   ----        ----         ----
 Balance, beginning of year             $     127   $     236    $     251
 Originated servicing rights                  350           -          119
 Amortization                                (137)       (109)        (134)
                                        ---------   ---------    ---------
 Balance, end of year                   $     340   $     127    $     236
                                        =========   =========    =========

At June 30, 2001, 2000 and 1999, the Company serviced loans for others of $91.5 million, $64.3 million, and $67.0 million, respectively. Loans serviced by others for the Company as of June 30, 2001, 2000 and 1999 were $6.9 million, $3.9 million, and $2.8 million, respectively.

(6)      Deposits

Deposit balances by type consisted of the following at June 30, 2001, and 2000:


                                                              June 30, 2001               June 30, 2000
                                                        -------------------------   --------------------------
                                                                       Percent                      Percent
 (Dollars in thousands)                                    Amount      of total        Amount       of total
------------------------------------------------------- -----------  ------------   -----------   ------------
 Savings accounts                                       $    58,566          11.8 % $    53,042           11.7 %
  (passbooks, statement, clubs)
 Money market accounts                                       34,788           7.0        29,706            6.6
 Certificates of deposit less than $100,000                 264,458          53.2       246,030           54.4
 Certificates of deposit greater than $100,000 *             56,900          11.4        47,282           10.4
 Interest bearing checking accounts                          31,825           6.4        31,420            6.9
 Non-interest bearing checking accounts                      50,493          10.2        45,377           10.0
                                                        -----------  ------------   -----------   ------------
 Total                                                  $   497,030         100.0 % $   452,857          100.0 %
                                                        ===========  ============   ===========   ============

* Deposit balances in excess of $100,000 are not federally insured.

While certificates of deposit are frequently renewed at maturity rather that paid out, a summary of certificates of deposit by contractual maturity at June 30, 2001 is as follows:

                           Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Years ended June 30,                   (Dollars in thousands)
------------------------------  --------------------------------
 2002                                               $    253,881
 2003                                                     43,677
 2004                                                     18,778
 2005                                                      2,462
 2006                                                      1,178
 2007 and thereafter                                       1,382
                                                    ------------
                                                    $    321,358

Interest expense on deposits for the years ended June 30, 2001, 2000 and 1999 consisted of the following:

 (Dollars in thousands)               2001          2000          1999
------------------------              ----          ----          ----
 Savings accounts                   $  1,102     $    1,049     $     896
 Checking accounts                     1,464          1,347         1,111
 Certificates of deposit              17,806         14,598        13,359
                                    --------     ----------     ---------
 Total                              $ 20,372     $   16,994     $  15,366
                                    ========     ==========     =========

(7)          Property and Equipment

Amounts charged to operating expense for depreciation for the years ended June 30, 2001, 2000 and 1999 amounted to $723,000, $575,000, and $409,000, respectively.

                                                             June 30,
                                                       ------------------------
 (Dollars in thousands)           Depreciable lives       2001          2000
------------------------          -------------------     ----          ----
 Land                                                  $    1,323    $   1,323
 Buildings                         15 to 40 years           4,604        4,588
 Furniture, fixtures, equipment    4 to 7 years             4,877        4,214
                                                       ----------    ---------
 Total                                                     10,804       10,125
 Accumulated depreciation                                  (4,616)      (3,893)
                                                       ----------    ---------
 Property and equipment, net                           $    6,188    $   6,232
                                                       ==========    =========

(8)      Income Taxes

The Small Business Job Protection Act of 1996, enacted on August 20, 1996, provides for the repeal of the tax bad debt deduction computed under the percentage of taxable income method. Upon repeal, the Company is required to recapture into income, over a six-year period, the portion of its tax bad debt reserves that exceeds its base year reserves (i.e., tax reserves for tax years beginning before 1988). The base year tax reserves, which may be subject to recapture if the Company ceases to qualify as a bank for federal income tax purposes, are restricted with respect to certain distributions. The Company's total tax bad debt reserves at June 30, 2001 are approximately $7.4 million, of which $6.2 million represents the base year amount and $1.2 million is subject to recapture. The Company has previously recorded a deferred tax liability for the amount to be recaptured; therefore, this recapture does not impact the statement of income.

Income tax expense (benefit) for the years ended June 30, 2001, 2000 and 1999 consisted of the following:

                           Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 (Dollars in thousands)                                    Current      Deferred        Total
--------------------------------------------------------- ---------    ----------      -------
 For the year ended June 30, 2001            Federal      $     203    $     (244)     $   (41)
                                             State                9             -            9
                                                          ---------    ----------      -------
                                             Total        $     212    $     (244)     $   (32)
                                                          =========    ==========      =======

 For the year ended June 30, 2000            Federal      $   2,849    $     (327)     $ 2,522
                                             State              479             -          479
                                                          ---------    ----------      -------
                                             Total        $   3,328    $     (327)     $ 3,001
                                                          =========    ==========      =======

 For the year ended June 30, 1999            Federal      $   2,311    $     (446)     $ 1,865
                                             State              179             -          179
                                                          ---------    ----------      -------
                                             Total        $   2,490    $     (446)     $ 2,044
                                                          =========    ==========      =======

Income tax expense (benefit) differed from that computed at the statutory federal corporate rate for the years ended June 30, 2001, 2000 and 1999 as follows:


                                           June 30, 2001                 June 30, 2000                June 30, 1999
                                     --------------------------    --------------------------    ------------------------
                                                    Percentage                    Percentage                  Percentage
                                                    of pretax                      of pretax                  of pretax
(Dollars in thousands)                Amount         income          Amount         income         Amount      income
-----------------------------------  --------      ------------    ---------    -------------    ----------  ------------
 At federal statutory rate           $     42               34%    $   2,667              34%    $    1,930           34%
 Adjustment resulting from:
 State tax,
 net of federal tax benefit                 6                5%          316               4%           118            2%
 Low income housing credits               (29)             (23%)         (29)              -            (29)           -
 Other                                    (51)             (42%)          47               -             25            -
                                     --------      ------------    ---------    ------------     ----------  -----------
 Income tax expense                  $    (32)             (26%)   $   3,001              38%    $    2,044           36%
                                     ========      ============    =========    ============     ==========  ===========

Significant deferred tax assets and liabilities of the Company as of June 30, 2001 and 2000 are as follows:

                           Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              June 30,
                                                      -------------------------
 (Dollars in thousands)                                 2001          2000
-----------------------------------------------------   ----          ----
 Impairment reserves                                  $      60     $       -
 Deferred loan fees                                         275           319
 Retirement plan reserves                                   344           328
 Employee benefits                                          205           198
 Intangible asset amortization                              341           335
 Capital loss carryover                                      45            90
 Charitable contributions                                    34            12
 Uncollected interest                                        40            37
 Book bad debt reserves                                   1,466         1,328
 Unrealized loss on available for sale securities            11         1,351
 Other, net                                                  36            16
                                                      ---------     ---------
 Gross deferred tax assets                                2,857         4,014
                                                      ---------     ---------
 Tax bad debt reserves                                        -           (21)
 Tax bad debt reserves in excess of base year              (413)         (550)
 Prepaid expenses                                           (16)          (16)
 Originated mortgage servicing rights                      (116)          (43)
 Depreciation                                               (70)          (46)
                                                      ---------     ---------
 Gross deferred tax liabilities                            (615)         (676)
                                                      ---------     ---------
 Net deferred tax asset                               $   2,242     $   3,338
                                                      =========     =========

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets.

(9)      Benefit Plans

The Company has a money purchase pension plan to which the Company contributes for all eligible employees 7.5% of their base salary. The expense of such plan was $269,000, $222,000,and $193,000 for the years ended June 30, 2001, 2000 and
1999, respectively.

The Company also has a 401(k) plan which covers all eligible employees and permits them to make certain contributions to the plan on a pretax basis. Employees are permitted to contribute up to 10% of salary to this plan. The Company matches fifty cents for every dollar contributed by employees to the plan. The expense of such plan was $134,000, $110,000 and $89,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

Effective June 30, 1998, the Company adopted non-qualified supplemental retirement plans for the Company's Board of Directors (the "Directors' Plan") and for the Company's president (the "President's Plan"). The Directors' Plan provides for fixed annual payments to qualified directors for a period of ten years from retirement. Benefits to be paid accrue at the rate of 20% per year on completion of six full years of service, with full benefit accrual at ten years of service. At the time these plans were adopted credit was given for past service. The President's Plan provides for payments for a period of ten years beginning at retirement based on a percentage of annual compensation not to exceed an established cap. Full benefits become accrued at age 68 with partial vesting prior thereto. Both plans provide for full payments in the event of a change in control of the Company. The costs of each of the Directors' Plan and President's Plan were $60,000 and $18,000, respectively, for each of the three years ended June 30, 2001, 2000 and 1999. The Directors' Plan and President's Plan are intended to be and are unfunded.

The ESOP

                           Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concurrent with the Reorganization, the Company adopted an ESOP. The ESOP borrowed $1.8 million from the Company and used the funds to purchase 179,270 shares of the Company's stock issued in the Reorganization. The loan has an interest rate of 7.75% and has an amortization schedule of 15 years. Shares purchased are held in a suspense account for allocation among the participants as the loan is repaid. Contributions to the ESOP and shares released from the loan collateral will be in an amount proportional to repayment of the ESOP loan. Shares are allocated to participants based on compensation as described in the plan, in the year of allocation. At June 30, 2001, there were 23,903 ESOP shares allocated and 155,367 shares unallocated to participants, representing a fair value of $296,000 and $1.9 million, respectively. At June 30, 2001 there were 5,976 ESOP shares committed to be released. The Company recorded compensation expense of $138,000, $81,000, and $90,000 for the ESOP for the years ended June 30, 2001, 2000 and 1999, respectively.

RRP

Pursuant to the 1999 Recognition and Retention Plan and Trust Agreement (the "RRP"), the Company acquired 89,635 shares at a cost of $929,000. On October 26, 1999, 89,635 shares were awarded to directors and management from the RRP Trust. As of June 30, 2001, 16,053 granted shares were vested pursuant to the terms of the Plan.

At June 30, 2001, the deferred cost of unearned RRP shares totaled $619,000 and is recorded as a charge against stockholders' equity. Compensation expense on RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the Company's stock at the date of grant. The Company recorded compensation expense of $163,000 and $108,000 related to the RRP for the years ended June 30, 2001 and 2000, respectively.

Stock Option Plan

The Company adopted a stock option plan in fiscal 2000 ("the Plan") for officers, directors and certain employees of the Company or its subsidiaries. Pursuant to the terms of the Plan, the number of common shares reserved for issuance is 224,088 of which 56,988 options remain unawarded. All options have been granted with an exercise price equal to fair market value at the date of grant and expire in 10 years from the date of grant. All stock options granted vest over a five year period from the date of grant.

A summary of the status of the Plan as of June 30, 2001 and changes during the year is presented below:

                                      Year ended June 30, 2001            Year ended June 30, 2000
                                   ------------------------------      -------------------------------
                                     Number     Weighted average         Number      Weighted average
                                   of shares     exercise price         of shares     exercise price
                                   ----------  ------------------      -----------  ------------------
Outstanding at beginning of year    167,100       $     9.06                   -                -
   Granted                                -                              167,100        $    9.06
   Forfeited                         23,400       $     9.06                   -        $       -
Outstanding at end of year          143,700       $     9.06             167,100        $    9.06
Exercisable at end of year           28,740       $     9.06                   -        $       -

The weighted-average fair value of each option using the Black-Scholes options pricing model was $3.32 in 2000. Significant assumptions used in the model for 2000 included a weighted average risk-free rate of return of 5.8%; volatility of 26.07%; expected life of ten years; and expected dividend yield of 3.45% .

                           Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No 123, "Accounting for Stock-based Compensation" encourages, but does not require, the adoption of fair-value accounting for stock-based compensation to employees. The Company, as permitted, has elected not to adopt the fair value accounting provisions of SFAS 123, and has instead continued to apply APB Opinion 25 and related interpretations in accounting for the Plan and to provide the required pro-forma disclosures for SFAS No. 123. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                                         For the year ended June 30,
                                                -----------------------------------------------
                                                        2001                  2000
                                                        ----                  ----
(Dollars in thousands, except per share data)   As reported  Pro-forma   As reported  Pro-forma
----------------------------------------------  -----------  ---------   -----------  ---------
Net income                                      $       157  $      62   $     4,843  $   4,769
Diluted earnings per share                      $      0.03  $    0.01   $      0.97  $    0.96

The following table summarizes all stock options outstanding for the Plan as of June 30, 2001, segmented by range of exercise prices:

                                                            Weighted average
              Number of              Weighted average           remaining
Price          shares                excercise price        contractual life
------        ---------              ----------------       ----------------
$ 9.06          143,700                    $     9.06          8.33 years

(10)    Federal Home Loan Bank Advances

Under terms of its collateral agreement with the FHLB, the Company maintains otherwise unencumbered qualifying assets (principally qualifying 1-4 family residential mortgage loans and U.S. Government agency, and mortgage-backed securities) in an amount at least equal to its advances from the FHLB. The Company's FHLB stock is also pledged to secure these advances.

At June 30, 2001, such advances had contractual maturities as follows:

                                      Weighted            Amount
 (Dollars in thousands)             average rate        outstanding
-------------------------------   ----------------    ---------------
Due by June 30,
     2002                              7.08%          $       8,000
     2003                              7.28%                  5,000
     2004                              6.28%                  1,959
     2005                              5.87%                 10,000
     2006                              5.09%                  4,926
     Thereafter                        5.38%                 30,000
                                                      -------------
                                       5.85%          $      59,885
                                                      =============

At June 30, 2001, $40.0 million of the above advances were callable at the direction of the FHLB within certain parameters, of which $22.0 million could be called within one year.

(11)     Commitments and Contingencies

                           Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2001 and 2000, the Company was committed to fund loans as follows:

                                                       June 30,
                                               -----------------------
 (Dollars in thousands)                            2001        2000
----------------------------------------------     ----        ----
 Loans with fixed rates of interest            $    3,474   $   1,519
 Loans with variable rates of interest              7,246       9,539
                                               ----------   ---------
 Total commitments to fund loans               $   10,720   $  11,058
                                               ==========   =========

Financial Instruments With Off-Balance Sheet Risk

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At June 30, 2001, the Company was committed to the funding of first mortgage loans of approximately $2.9 million, construction loans of approximately $6.0 million and commercial business loans of approximately $1.8 million.

The Company uses the same credit policies in extending commitments as it does for on-balance sheet instruments. The Company controls its exposure to loss from these agreements through credit approval processes and monitoring procedures. Commitments to extend credit are generally issued for one year or less and may require payment of a fee. The total commitment amounts do not necessarily represent future cash disbursements, as many of the commitments expire without being drawn upon. The Company may require collateral in extending commitments, which may include cash, accounts receivable, securities, real or personal property, or other assets. For those commitments which require collateral, the value of the collateral generally equals or exceeds the amount of the commitment.

Concentration of Credit Risk

The Company offers residential and construction real estate loans as well as commercial and consumer loans. The Company's lending activities are concentrated in Pennsylvania. The largest concentration of the Company's loan portfolio is to borrowers or secured by properties located in Eastern Pennsylvania. The ability of the Company's borrowers to repay amounts owed is dependent on several factors, including the economic conditions in the borrower's geographic region and the borrower's financial condition.

Legal Proceedings

  On May 2, 2001, a lawsuit was filed against the Bank alleging four causes of action related to a line of credit between the Bank and the plaintiff. The causes of action are: breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty. The plaintiff seeks compensatory damages in an amount in excess of $150,000, punitive damages, attorney's fees, costs and litigation expenses as well as other relief. The plaintiff alleges that its actual damages may exceed $10 million. The Bank will vigorously defend the claims made by the plaintiff and believes that the claims are without merit.

Other than the above referenced litigation, the Company is involved in various legal proceedings occurring in the ordinary course of business. Management of the Company, based on discussions with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition or operations of the Company. There can be no assurance that any of the outstanding legal proceedings to which the Company is a party will not be decided adversely to the Company's interests and have a material adverse effect on the financial condition and operations of the Company.

Other Commitments

In connection with the operation of twelve of its banking offices, the Company leases certain office space. The leases are classified as operating leases, with rent expense of $485,000, $375,000,and $148,000 for the years ended June 30, 2001, 2000 and 1999, respectively. Minimum payments over the remainder of the leases are summarized as follows:

                           Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           Minimum
 (Dollars in thousands)                 lease payments
----------------------------------  ----------------------
Year ended June 30,
  2002                                            $   516
  2003                                                451
  2004                                                407
  2005                                                257
  2006 and thereafter                                 241
                                                  -------
                                                  $ 1,872
                                                  =======

(12)    Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain certain minimum amounts and ratios (set forth in the table below). Management believes that the Bank meets, as of June 30, 2001, all capital adequacy requirements to which it is subject.

As of June 30, 2001, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are presented in the following table.

                           Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             Required to Be Well
                                                                                                 Capitalized
                                                                                                 under Prompt
                                                                    Required for Capital      Corrective Action
                                              Actual Capital         Adequacy Purposes            Provision
 (Dollars in thousands)                      Amount       Rate       Amount        Rate       Amount       Rate
--------------------------------------      --------     ------     --------      ------     --------     ------
 As of June 30, 2001:
   Tangible capital                         $ 51,428       8.3%     $  9,370        1.5%     $ 12,495       2.0%
     (to tangible assets)
   Core capital                               51,428       8.3%       24,938        4.0%       31,172       5.0%
     (to adjusted tangible assets)
   Tier 1 capital                             51,428      13.8%          N/A         N/A       22,305       6.0%
     (to risk-weighted assets)
   Risk-based capital                         55,741      15.0%       29,740        8.0%       37,175      10.0%
     (to risk-weighted assets)

 As of June 30, 2000:
   Tangible capital                         $ 50,611       9.0%     $  8,399        1.5%     $ 11,199       2.0%
     (to tangible assets)
   Core capital                               50,611       9.0%       22,431        4.0%       28,039       5.0%
     (to adjusted tangible assets)
   Tier 1 capital                             50,611      14.6%          N/A         N/A       20,815       6.0%
     (to risk-weighted assets)
   Risk-based capital                         54,516      15.7%       27,753        8.0%       34,692      10.0%
     (to risk-weighted assets)


The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations of the Bank.

(13)     Fair Value of Financial Instruments

The Company's methods for determining the fair value of its financial instruments as well as significant assumptions and limitations are set forth below.

Limitations

Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. For a substantial portion of the Company's financial instruments, no quoted market exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic condition, perceived risks associated with these financial instruments and their counterparties, future expected loss experience, and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only and, therefore, cannot be compared to the historical accounting model. Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

The estimated fair values presented neither include nor give effect to the values associated with the Company's banking or other businesses, existing customer relationships, branch banking network, property, equipment, goodwill, or certain tax implications related to the realization of unrealized gains or losses. The fair value of non-interest-bearing demand deposits, savings and NOW accounts, and money

                           Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market deposit accounts is equal to the carrying amount because these deposits have no stated maturity. This approach to estimating fair value excludes the significant benefit that results from the low-cost funding provided by such deposit liabilities, as compared to alternative sources of funding. As a consequence, this presentation may distort the actual fair value of a banking organization that is a going concern.

The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at June 30, 2001 and 2000:

CASH AND CASH EQUIVALENTS, ACCRUED INTEREST RECEIVABLE, DEPOSITS WITH NO STATED MATURITY AND ACCRUED INTEREST PAYABLE

These financial instruments have carrying values that approximate fair value.

SECURITIES AVAILABLE FOR SALE

Current quoted market prices were used to determine fair value.

LOANS

Fair values were estimated for portfolios of loans with similar financial characteristics. Loans were segregated by type and each loan category was further segmented by fixed and adjustable-rate interest terms. The estimated fair value of the segregated portfolios was calculated by discounting cash flows based on estimated maturity and prepayment speeds using estimated market discounted rates that reflected credit and interest risk inherent in the loans. The estimate of the maturities and prepayment speeds was based on the Company's historical experience. Cash flows were discounted using market rates adjusted for portfolio differences.

LOANS AVAILABLE FOR SALE

The fair value of mortgage loans originated and intended for sale in the secondary market is based on contractual cash flows using current market rates, calculated on an aggregate basis.

CERTIFICATES OF DEPOSIT

Fair value was estimated by discounting the contractual cash flows using current market rates offered in the Company's market area for deposits with comparable terms and maturities.

FHLB ADVANCES

Fair value was estimated using discounted cash flow analysis based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

COMMITMENTS TO EXTEND CREDIT

The majority of the Company's commitments to extend credit carry current interest rates if converted to loans. Because commitments to extend credit are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded deferred fee amounts.

The carrying amounts and estimated fair values of the Company's financial instruments, including off-balance sheet financial instruments at June 30, 2001 and 2000 were:

                           Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                          June 30, 2001                  June 30, 2000
                                                    -------------------------      ------------------------
                                                      Carrying        Fair           Carrying       Fair
 (Dollars in thousands)                                Amount         Value           Amount        Value
--------------------------------------------------- ------------    ---------      ------------   ---------
 Assets:
   Cash and cash equivalents                        $    22,209     $  22,209      $    14,681    $  14,681
   Securities available for sale                        130,358       130,358           70,577       70,577
   Loans available for sale                               2,644         2,644           35,753       35,753
   Loans, net                                           454,199       460,768          424,940      415,578
   Accrued interest receivable                            3,667         3,667            2,795        2,795
 Liabilities:
   Deposits with no stated maturities               $   175,672     $ 175,672      $   159,545    $ 159,545
   Certificates of deposits                             321,358       325,302          293,312      290,476
   FHLB Advances                                         59,885        59,402           37,517       37,458
   Accrued interest payable                               1,146         1,146            1,474        1,474


                                                      Contract        Fair           Contract       Fair
                                                       Amount         Value           Amount        Value
                                                    ------------    ---------      ------------   ---------
 Off balance sheet financial instruments:
   Commitments to extend credit                     $    (4,015)        $ (51)     $    11,058    $       6


(14)     Other comprehensive income (loss)

The tax effects allocated to each component of "Other comprehensive income
(loss)" are as follows:

                           Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Year ended June 30, 2001
                                                                     ----------------------------------
                                                                      Before Tax    Tax      After Tax
 (Dollars in thousands)                                                 Amount     Benefit    Amount
-----------------------------------------------------------------    ----------- ---------- -----------
 Unrealized gains (losses) on securities available for sale:
  Unrealized holding gains (losses) during the period                $    3,682  $  (1,362) $    2,320
  Reclassification adjustment for gains (losses)
       included in net income                                               (15)         6          (9)
                                                                     ----------- ---------- -----------
 Total other comprehensive income (loss)                             $    3,667  $  (1,356) $    2,311
                                                                     =========== ========== ===========


                                                                          Year ended June 30, 2001
                                                                     ----------------------------------
                                                                      Before Tax    Tax      After Tax
 (Dollars in thousands)                                                 Amount     Benefit    Amount
-----------------------------------------------------------------    ----------- ---------- -----------
 Unrealized gains (losses) on securities available for sale:
  Unrealized holding gains (losses) during the period                $   (1,519) $     562  $     (957)
  Reclassification adjustment for gains (losses)
       included in net income                                               (46)        17         (29)
                                                                     ----------- ---------- -----------
 Total other comprehensive loss                                      $   (1,473) $     545  $     (928)
                                                                     =========== ========== ===========


                                                                          Year ended June 30, 2001
                                                                     ----------------------------------
                                                                      Before Tax    Tax      After Tax
 (Dollars in thousands)                                                 Amount     Benefit    Amount
-----------------------------------------------------------------    ----------- ---------- -----------
 Unrealized gains (losses) on securities available for sale:
 Unrealized holding gains (losses) during the period                 $   (2,404) $     912  $   (1,492)
 Reclassification adjustment for gains (losses)
       included in net income                                                 -          -           -
                                                                     ----------- ---------- -----------
 Total other comprehensive loss                                      $   (2,404) $     912  $   (1,492)
                                                                     =========== ========== ===========

(15)    Dividend Policy

The Company's ability to pay dividends is dependent, in part, upon its ability to obtain dividends from the Bank. The future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial conditions, cash needs, and general business conditions. Holders of Company common stock will be entitled to receive dividends as and when declared by the Board of Directors of the Company out of funds legally available for that purpose. Such payment, however, will be subject to the regulatory restrictions set forth by the OTS. In addition, OTS regulations provide that, as a general rule, a financial institution may not make a capital distribution if it would be undercapitalized after making the capital distribution.

To date, the MHC has waived its receipt of cash dividends from the Company. The dollar amount of dividends waived by the MHC are considered as a restriction on the retained earnings of the Company. The amount of any dividend waived by the MHC shall be available for declaration as a dividend solely to the MHC. At June 30, 2001, the cumulative amount of such waived dividend was approximately $2.5 million.

(16)    Parent Company Financial Information (Willow Grove Bancorp, Inc.)

Condensed Statement of  Financial Condition

                           Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            At June
                                                  ----------------------------
(Dollars in thousands)                                 2001          2000
-------------------------------------------------      ----          ----
Assets:
 Cash on deposit with subsidiary                  $        572    $        89
 Note receivable from subsidiary                         6,671         10,620
 Investment in subsidiary                               52,672         49,810
 Securities (amortized cost of $432)                       416              -
 Other assets                                              381            267
                                                  ------------    -----------
Total assets                                      $     60,712    $    60,786

Liabilities and stockholders' equity:
 Other liabilities                                $        355    $       143
                                                  ------------    -----------
Total liabilites                                           355            143
Total stockholders' equity                              60,357         60,643
                                                  ------------    -----------
Total liabilities and stockholders' equity        $     60,712    $    60,786
                                                  ============    ===========


Condensed Statement of Income

                                                                            For the year ended June 30,
                                                                      ------------------------------------------
 Dollars in thousands)                                                     2001            2000          1999
---------------------------------------------------------------------      ----            ----          ----
 Interest income:
 Interest income on note receivable                                  $      573       $      412    $       143
                                                                      ----------       ----------    -----------
 Total interest income                                                      573              412            143
 Non-interest income:
 Realized loss on equity securities                                         (258)               -              -
                                                                      ----------       ----------    -----------
 Total non-interest income:                                                 (258)               -              -
 Equity in undistributed income of subsidiary                                240            4,760          2,366
                                                                      ----------       ----------    -----------
 Total income                                                                555            5,172          2,509
                                                                      ----------       ----------    -----------
 Expense:
 Professional fees                                                           233              166            125
 Statimery and printing                                                       38               45             31
 Charitable foundation                                                         -                -            896
 Other                                                                       187               52             11
                                                                      ----------       ----------    -----------
 Total expense                                                               458              263          1,063
                                                                      ----------       ----------    -----------
 Income before taxes                                                          97            4,909          1,446
 Income tax expense (benefit)                                                (60)              66           (313)
                                                                      ----------       ----------    -----------
 Net income                                                           $      157       $    4,843    $     1,759
                                                                      ==========       ==========    ===========

                           Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statement of Cash Flows

                                                                           For the year ended June 30,
                                                                     -----------------------------------------
 (Dollars in thousands)                                                   2001          2000         1999
--------------------------------------------------------------------      ----          ----         ----
 Cash flow from operating activities:
 Net income:                                                         $       157   $     4,843   $    1,759
 Less items not affecting cash flows
 Equity in undistributed income of subsidiary                               (240)       (4,760)      (2,366)
 (Increase) decrease in accrued interest receivable                            -           142         (142)
 Foundation contribution expense                                               -             -          896
 Realized loss on securities available for sale                              258             -            -
 (Increase) decrease in other assets                                        (114)          188         (313)
 Increase (decrease) in other liabilities                                    212           (23)         166
                                                                     -----------   -----------   ----------
 Net cash provided by operating activities                                  273            390            -
                                                                     -----------   -----------   ----------

 Cash flows from investing activities:
 Capital investment in subsidiary bank                                         -             -       (9,828)
 Acqusition of securities from bank                                         (727)            -            -
 Proceeds from sale of securities available for sale                          37             -            -
 Net repayment (issuance) of notes receivable                              3,954           531      (11,293)
                                                                     -----------   -----------   ----------
 Net cash provided by investing activities                                 3,264           531      (21,121)
                                                                     -----------   -----------   ----------

 Cash flows from financing activities:
 Proceeds from stock issuance                                                  -             -       21,450
 Treasury stock purchases                                                 (2,140)         (212)           -
 Dividends paid                                                             (914)         (762)        (187)
                                                                     -----------   -----------   ----------
 Net cash from financing activities                                       (3,054)         (974)      21,263
                                                                     -----------   -----------   ----------

 Net increase in cash and cash equivalents                                   483           (53)         142
 Cash and cash equivalents at beginning of period                             89           142            -
                                                                     -----------   -----------   ----------
 Cash and cash equivalents at end of period                          $       572   $        89   $      142
                                                                     ===========   ===========   ==========

(17) Subsequent Event

On September 7, 2001, the Boards of Directors of the Company, the Bank and the MHC adopted a Plan of Conversion and Agreement and Plan of Reorganization which would reorganize the current corporate structure from a two-tier mutual holding company into a stock holding company. This proposed reorganization is subject to the approval of the Company's shareholders, the members of the Mutual Holding Company and OTS.

QUARTERLY FINANCIAL DATA

         The following table presents selected quarterly operating data for the fiscal years ended June 30, 2001 and 2000.

                                                              For the Quarter Ended
                                           ------------------------------------------------------------------------
(Dollars in Thousands,                        June 30,           March 31,         December 31,       September 30,
Except Per Share data)                         2001                2001                2000               2000
---------------------------------------    ------------       -------------       ------------        -------------
                                                                          UNAUDITED
Total interest income                      $    11,241        $     11,050        $    11,114         $     10,880
Total interest expense                           6,089               6,128              6,192                5,807
                                           ------------       -------------       ------------        -------------
Net interest income                              5,152               4,922              4,922                5,073
Provision for loan loss                            638               2,742              4,366                  110
Total non-interest income                          275                 550                618                  344
Total non-interest expense                       3,573               3,550              3,383                3,369
Income tax expense                                 404                (312)              (821)                 697
                                           ------------       -------------       ------------        -------------
Net income(loss)                           $       812        $       (508)       $    (1,388)        $      1,241
                                           ============       =============       ============        =============
Earnigns per share
Basic                                            $0.17              ($0.11)            ($0.29)               $0.25
Diluted                                          $0.16              ($0.11)            ($0.28)               $0.25


                                                              For the Quarter Ended
                                           ------------------------------------------------------------------------
(Dollars in Thousands,                        June 30,           March 31,         December 31,       September 30,
Except Per Share data)                         2000                2000                1999               1999
---------------------------------------    ------------       -------------       ------------        -------------
                                                                          UNAUDITED
Total interest income                      $    10,602        $     10,058        $     9,335         $      8,898
Total interest expense                           5,416               5,084              4,603                4,266
                                           ------------       -------------       ------------        -------------
Net interest income                              5,186               4,974              4,732                4,632
Provision for loan loss                             20                 195                221                  270
Total non-interest income                          286                 279                275                  262
Total non-interest expense                       3,285               3,121              2,905                2,765
Income tax expense                                 929                 755                665                  652
                                           ------------       -------------       ------------        -------------
Net income                                 $     1,238        $      1,182        $     1,216         $      1,207
                                           ============       =============       ============        =============
Per share net income
Basic                                            $0.25               $0.24              $0.25                $0.24
Diluted                                          $0.25               $0.24              $0.24                $0.24

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required herein is incorporated by reference from pages 3 to 5 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on November 8, 2001, which will be filed within 120 days of June 30, 2001 ("Definitive Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

         The information required herein is incorporated by reference from pages 8 to 11 of the Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required herein is incorporated by reference from pages 12 to 13 of the Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required herein is incorporated by reference from page 7 of the Definitive Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents Filed as Part of this Report.
         ---------------------------------------
         (1)  The following consolidated financial statements are provided in
              Item 8 hereof:

              Report of Independent Auditors
              Consolidated Statements of Financial Condition as of June 30, 2001 and 2000 Consolidated Statements of Income for the Years Ended June 30, 2001, 2000 and 1999 Consolidated Statements of Changes in Stockholders' Equity and
                  Comprehensive Income for the Years Ended June 30, 2001, 2000 and 1999
              Consolidated Statements of Cash Flows for the Years ended June 30,
                  2001, 2000 and 1999
              Notes to Consolidated Financial Statements

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

                 Exhibit Index
                 -------------

                 2.1               *Plan of Reorganization
                 2.2               *Plan of Stock Issuance
                 2.3               Plan of Conversion of MHC and Agreement and
                                     Plan of Reorganization between MHC, the Company and the Bank.
                 3.1               *Federal Stock Charter of Willow Grove
                                     Bancorp, Inc.
                 3.2               *Bylaws of Willow Grove Bancorp, Inc.
                 4.0               *Form of Stock Certificate of Willow Grove
                                     Bancorp, Inc.
                 10.1              *Form of Employment Agreement entered into
                                     between Willow Grove Bank and Frederick A.
                                     Marcell Jr.
                 10.2              *Form of Employment Agreement entered into
                                     between  Willow Grove Bank and each of
                                     Christopher E. Bell, Thomas M. Fewer and
                                     John T. Powers
                 10.3              *Supplemental Executive Retirement Agreement
                 10.4              *Non-Employee Director's Retirement Plan
                 10.5             **1999 Stock Option Plan
                 10.6             **1999 Recognition and Retention Plan and
                                     Trust Agreement
                 10.7               Incentive Compensation Plan
                 21.0               Subsidiaries of the Registrant - Reference
                                     is made to "Item 1.  Business" for the
                                     required information
                 23.0               Consent of KPMG LLP

                 ---------------------------------------------
                  * Incorporated by reference from the Company's Registration Statement on Form S-1 filed on September 18, 1998, as amended, and declared effective on November 12, 1998.
                  ** Incorporated by reference from the Company's Definitive Proxy Statement on Schedule 14A filed on June 23, 1999.

(b)      Reports on Form 8-K
         -------------------
                  The Company filed a Form 8-K on April 25, 2001, including in
                  Item 5 a press release announcing third quarter results and declaration of a dividend.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  WILLOW GROVE BANCORP, INC.


                  By:      /s/ Frederick A. Marcell Jr.
                           --------------------------------------------
                           Frederick A. Marcell Jr.
                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Lewis W. Hull                                             September 28, 2001
------------------------------------
Lewis W. Hull
Director

/s/ J. Ellwood Kirk                                           September 28, 2001
------------------------------------
J. Ellwood Kirk
Director

/s/ Charles F. Kremp, 3rd                                     September 28, 2001
------------------------------------
Charles F. Kremp 3rd
Director

/s/ William W. Langan                                         September 28, 2001
------------------------------------
William W. Langan
Chairman of the Board

/s/ Rosemary C. Loring                                        September 28, 2001
------------------------------------
Rosemary C. Loring
Director

/s/ Frederick A. Marcell Jr.                                  September 28, 2001
------------------------------------
Frederick A. Marcell Jr.
Director, President and Chief Executive Officer

/s/ A. Brent O'Brien                                          September 28, 2001
------------------------------------
A. Brent O'Brien
Director

/s/ Samuel H. Ramsey, III                                     September 28, 2001
------------------------------------
Samuel H. Ramsey, III
Director

/s/ William B. Weihenmayer                                    September 28, 2001
------------------------------------
William B. Weihenmayer
Director

/s/ Christopher E. Bell                                       September 28, 2001
------------------------------------
Christopher E. Bell
Senior Vice President and Chief Financial Officer (principal financial officer)