Form 10-Q
period 2001-09-30
WILLOW GROVE BANCORP INC
filed 2001-11-14
CIK 1070543

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001
                                                 ------------------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                 -------------    --------------


                         Commission file number: 0-25191

                           Willow Grove Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

           United States                                     23-2986192
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

The Registrant had 4,940,987 shares of common stock issued and outstanding as of November 13, 2001.

                           WILLOW GROVE BANCORP, INC.

                                      INDEX

                                                                                                           Page No.
                                                                                                           --------
PART I            FINANCIAL INFORMATION

         Item 1.           Financial Statements (unaudited)

                           Consolidated Statements of Financial Condition at
                           September 30, 2001 and June 30, 2001...........................................        3

                           Consolidated Statements of Operations - For the three
                           months ended September 30, 2001 and 2000.......................................        4

                           Consolidated Statements of Cash Flows - For the three
                           months ended September 30, 2001 and 2000.......................................        5

                           Notes to Consolidated Financial Statements.....................................        6

         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operation.............................................       13

         Item 3.           Quantitative and Qualitative Disclosures about Market Risk.....................       19

PART II           OTHER INFORMATION

         Item 1.           Legal Proceedings..............................................................       20

         Item 2.           Changes in Securities and Use of Proceeds......................................       20

         Item 3.           Defaults upon Senior Securities................................................       20

         Item 4.           Submission of Matters to a Vote of Security Holders............................       20

         Item 5.           Other Information..............................................................       20

         Item 6            Exhibits and Reports on Form 8-K...............................................       20


                           WILLOW GROVE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                                         SEPTEMBER 30, 2001     JUNE 30, 2001
-----------------------------------------------------------------------------------------------------------------------
Assets Cash and cash equivalents:
Cash on hand and non-interest-earning deposits                                     $          4,334    $         4,621
Interest-earning deposits                                                                    20,013             17,588
                                                                                  -------------------------------------
Total cash and cash equivalents                                                              24,347             22,209
Assets available for sale:
Securities (amortized cost of $136,845 and $130,406, respectively)                          139,566            130,358
Loans                                                                                         4,498              2,644
Loans (net of allowance for loan losses of $4,539 and $4,313, respectively)                 454,654            454,199
Accrued income receivable                                                                     3,490              3,667
Property and equipment, net                                                                   6,670              6,188
Intangible assets                                                                             1,238              1,263
Other assets                                                                                  2,974              4,620
                                                                                  -------------------------------------
Total assets                                                                       $        637,437    $       625,148
                                                                                  =====================================

Liabilities and Stockholders' Equity
Deposits                                                                           $        503,091    $       497,030
Federal Home Loan Bank advances                                                              65,415             59,885
Advance payments from borrowers for taxes                                                     1,307              3,879
Accrued interest payable                                                                      1,326              1,146
Other liabilities                                                                             3,104              2,851
                                                                                  -------------------------------------
Total liabilities                                                                           574,243            564,791
                                                                                  -------------------------------------
Commitments and contingencies
Stockholders' equity:
       Common stock, $0.01 par value; (25,000,000 authorized;
        5,143,487 issued at September 30, 2001 and June 30, 2001)                                51                 51
Additional paid-in capital                                                                   22,276             22,265
Retained earnings-substantially restricted                                                   43,538             42,534
Accumulated other comprehensive income (loss)                                                 1,714                (29)
Treasury stock at cost, 206,100 shares and 206,500 shares at
      September 30, 2001 and June 30, 2001, respectively                                     (2,348)            (2,351)
Unallocated common stock held by
      Employee Stock Ownership Plan (ESOP)                                                   (1,464)            (1,494)
      Recognition and Retention Plan Trust (RRP)                                               (573)              (619)
                                                                                  -------------------------------------
Total stockholders' equity                                                                   63,194             60,357
                                                                                  -------------------------------------
Total liabilities and stockholders' equity                                         $        637,437    $       625,148
                                                                                  =====================================

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                             FOR THE THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                            -----------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                        2001           2000
-----------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                     $      9,268   $      9,058
   Securities, primarily taxable                                    2,250          1,822
                                                            -----------------------------
Total interest income                                              11,518         10,880
                                                            -----------------------------
Interest expense:
   Deposits                                                         5,082          4,944
   Borrowings                                                         948            858
   Advance payment from borrowers for taxes                             4              5
                                                            -----------------------------
Total interest expense                                              6,034          5,807
                                                            -----------------------------
Net interest income                                                 5,484          5,073
Provision for loan losses                                             374            110
                                                            -----------------------------
Net interest income after provision for loan losses                 5,110          4,963
                                                            -----------------------------
Non-interest income:
     Service charges and fees                                         355            303
     Realized gain on sale of loans available for sale                114              4
     Realized gain on sale of securities available for sale            49             19
     Loan servicing income, net                                        18             18
                                                            -----------------------------
Total non-interest income                                             536            344
                                                            -----------------------------

Non-interest expense:
     Compensation and employee benefits                             2,140          1,999
     Occupancy                                                        306            267
     Furniture and equipment                                          212            161
     Federal insurance premium                                         22             23
     Amortization of intangible assets(1)                              25            103
     Data processing                                                  153            135
     Advertising                                                      161             86
     Community enrichment                                              38             38
     Deposit account services                                         194            172
     Professional fees                                                156             59
     Other expense                                                    378            326
                                                            -----------------------------
Total non-interest expense                                          3,785          3,369
                                                            -----------------------------
Income before income taxes                                          1,861          1,938
Income tax expense                                                    621            697
                                                            -----------------------------
Net Income                                                   $      1,240   $      1,241
                                                            =============================
Earnings per share:
     Basic                                                         $ 0.26         $ 0.25
    Diluted                                                        $ 0.25         $ 0.25
Cash dividends declared per share                                  $ 0.12         $ 0.10
Weighted average shares outstanding                             4,715,505      4,860,553
Weighted average diluted shares outstanding                     4,833,434      4,964,115
-------------------------------------------------------

(1) See note 9

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                           WILLOW GROVE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(Dollars in thousands)
                                                                                       For the Three Months Ended  September 30,
                                                                                       ------------------------------------------
                                                                                                       2001                 2000
Net cash flows from operating activities:
Net income                                                                                $           1,240     $          1,241
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                          202                  181
  Amortization of premium and accretion of discount, net                                                 (1)                (124)
  Amortization of intangible assets                                                                      25                  102
  Provision for loan losses                                                                             374                  110
  Gain on sale of loans available for sale                                                             (114)                  (4)
  Gain on sale of securities available for sale                                                         (49)                 (19)
  Decrease in deferred loan fees               Increase in deferred loan fees                           (60)                   -
  Decrease (increase) in accrued income receivable                                                      177                 (392)
  (Decrease) increase in other assets                                                                   639                 (465)
  Increase in accrued interest payable                                                                  180                  244
  Increase in other liabilities                                                                         253                   34
  Expense of ESOP and RRP                                                                                87                  143
  Originations and purchases of loans available for sale                                            (20,500)              (4,399)
  Proceeds from sale of loans available for sale                                                     18,760               35,200
---------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                                $           1,213     $         31,852
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net increase in loans                                                                                (785)              (7,660)
  Purchase of securities available for sale                                                         (48,771)             (46,635)
  Proceeds from sales and calls of securities available for sale                                     36,110                  223
  Principal repayments of securities available for sale                                               6,272                  933
  Purchase of property and equipment, net                                                              (684)                (238)
---------------------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                                    $          (7,858)    $        (53,377)
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase(decrease) in deposits                                                                  6,061               (4,935)
  Net increase in FHLB advances with
    original maturity less than 90 days                                                                   -                1,000
  Increase in FHLB advances with original maturity greater than 90 days                               9,000               30,000
  Repayment of FHLB advances with original maturity greater than 90 days                             (3,470)              (4,136)
  Net decrease in advance payments from borrowers for taxes                                          (2,572)              (3,083)
  Dividends paid                                                                                       (233)                (215)
  Purchase of treasury stock                                                                             (3)                 293
---------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                                $           8,783     $         18,924
---------------------------------------------------------------------------------------------------------------------------------
Net decrease(increase) in cash and cash equivalents                                       $           2,138     $         (2,601)
Cash and cash equivalents:
Beginning of period                                                                                  22,209               14,681
---------------------------------------------------------------------------------------------------------------------------------
End of period                                                                             $          24,347     $         12,080
---------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash and cash flow information:
  Interest paid                                                                                       5,854                5,563
  Income taxes paid                                                                                      21                  468
Non-cash items:
  Change in unrealized gain (loss) on securities available for sale                                   1,817                  660
    (net of taxes of ($1,018) and ($316) in 2001 and 2000, respectively)
  Loans transferred to other real estate owned                                                           19                   62


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

         On December 23, 1998 the Company completed the reorganization of the Bank into the federal mutual holding company form of ownership, whereby the Bank converted into a federally chartered stock savings bank as a wholly owned subsidiary of the Company, and the Company became a majority-owned subsidiary of Willow Grove Mutual Holding Company (the "MHC"), a federally chartered mutual holding company (collectively, the "Reorganization"). In connection with the Reorganization, the Company sold 2,240,878 shares of Company common stock, par value $0.01 per share at $10.00 per share which, net of issuance costs, generated proceeds of $21.4 million, including shares issued to the employee stock ownership plan ("ESOP"). The Company also issued 2,812,974 shares of Company common stock to the MHC. As an integral part of the Reorganization and in furtherance of Willow Grove's commitment to the communities it serves, Willow Grove and the Company established a charitable foundation known as the Willow Grove Foundation (the "Foundation") and contributed 89,635 shares to the Foundation.

         In September 2000, Willow Grove Investment Corporation ("WGIC"), a Delaware corporation was formed as a wholly-owned subsidiary of the Bank to hold and manage certain investment securities.

          On September 7, 2001, the Board of Directors of the Company, the Bank and the MHC adopted a Plan of Conversion and Agreement and Plan of Reorganization which would reorganize the current corporate structure from a two-tier mutual holding company into a stock holding company. This proposed reorganization is subject to the approval of the Company's shareholders, the members of the Mutual Holding Company and OTS.


 2.      BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended June 30, 2001. The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

         In preparing the financial statements, management is required to make certain estimates and assumptions that affect the carrying values of certain assets and liabilities, and revenues and expenses for the reporting periods contained herein, in particular the allowance for loan losses. Actual results could differ from such estimates.

3.       EARNINGS PER SHARE

         Earnings per share, basic and diluted, were $0.26 and $0.25, respectively, for the three months ended September 30, 2001. This compares to basic and diluted earnings per share of $0.25 and $0.25, respectively, for the three months ended September 30, 2000.

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

                                                               Three Months               Three Months
                                                            Ended September 30,        Ended September 30,
                                                                  2001                       2000
                                                        -------------------------- --------------------------
                                                               (Dollars in thousands, except per share data)
                                                        -----------------------------------------------------
                                                           Basic        Diluted       Basic        Diluted
                                                        ------------  ------------ ------------- ------------
Net Income                                              $     1,240   $     1,240  $      1,241  $     1,241
Dividends on unvested common stock awards                        (9)           (9)           (9)          (9)
                                                        ------------  ------------ ------------- ------------
Adjusted net income used in EPS calculations            $     1,231   $     1,231  $      1,232  $     1,232
                                                        ============  ============ ============= ============
Weighted average shares outstanding                       4,715,505     4,715,505     4,860,553    4,860,553
Effect of dilutive securities:
     Options                                                      -        53,712             -       20,544
     Unvested common stock awards                                 -        64,217             -       83,018
                                                        ------------  ------------ ------------- ------------
Adjusted weighted average shares used in
     EPS computation                                      4,715,505     4,833,434     4,860,553    4,964,115
                                                        ============  ============ ============= ============

Earnings per share                                           $ 0.26        $ 0.25        $ 0.25       $ 0.25



4.       LOAN PORTFOLIO

         Information about the Bank's loan portfolio and allowance for loan losses is presented below as of and for the periods indicated:

                                                       September 30,2001                           June 30,2001
                                                  -----------------------------            -----------------------------
(Dollars in thousands)                                          Percentage of                            Percentage of
                                                     Amount         Total                     Amount         Total
------------------------------------------------------------------------------------------------------------------------
Mortgage loans:
Single-family residential                             $ 194,297           42.2 %               $ 198,310           43.2 %
Multi-family residential                                 23,858            5.2                    23,764            5.2
Commercial real estate                                  110,228           24.0                   104,849           22.8
Construction                                             24,923            5.4                    27,724            6.0
Home Equity                                              76,844           16.7                    75,060           16.4
                                                  -----------------------------            -----------------------------
Total mortgage loans                                  $ 430,150           93.5                 $ 429,707           93.6
                                                  -----------------------------            -----------------------------
Other consumer loans                                     10,075            2.2                     9,688            2.1
Commercial business loans                                19,716            4.3                    19,925            4.3
                                                  -----------------------------            -----------------------------
Total loans receivable                                $ 459,941          100.0  %              $ 459,320          100.0  %
                                                  --------------  =============            --------------   ============

Less:
    Allowance for loan losses                            (4,539)                                  (4,313)
    Deferred loan origination fees                         (748)                                    (808)
                                                  --------------                           --------------
Loans receivable, net                                 $ 454,654                                $ 454,199
                                                  =============                            ==============


                                                            For the Three Months Ended
                                                                          September 30,
                                                  -----------------------------------------
                                                           2001                       2000
-------------------------------------------------------------------------------------------
                                                                ( Dollars in Thousands)
Allowance at beginning of period                      $   4,313                  $   3,905
                                                  --------------               ------------
Provisions                                                  374                        110
Charge-offs:
Mortgage loans                                               11                          4
Non-mortgage loans                                          137                         35
Commercial business loans                                     -                          -
                                                  --------------               ------------
Total charge-offs                                           148                         39
Recoveries                                                    -                          -
                                                  --------------               ------------
Allowance for loan losses at end of period            $   4,539                  $   3,976
                                                      =========                  =========

5.        SECURITIES

          The amortized cost of available-for-sale securities and their estimated fair values at September 30, 2001 and June 30, 2001 area as follows:


(Dollars in thousands)                                              September 30, 2001
-------------------------------------------------------------------------------------------------------------
                                              Amortized      Unrealized       Unrealized        Estimated
                                                Cost            Gains           Losses          Fair Value

Equity securities                              $   7,846              451           $ (145)        $   8,152
US government and government
   agency securities                              37,778              863                -            38,641
Mortgage backed securities                        86,126            1,573              (48)           87,651
Municipal securities                               5,095               30               (3)            5,122
                                             ----------------------------------------------------------------
Total                                          $ 136,845         $  2,917           $ (196)        $ 139,566
                                             ================================================================


(Dollars in thousands)                                              June 30, 2001
-------------------------------------------------------------------------------------------------------------
                                              Amortized      Unrealized       Unrealized        Estimated
                                                Cost            Gains           Losses          Fair Value

Equity securities                              $   7,876         $     -            $  (38)        $   7,838
US government and government
   agency securities                              43,722              391             (315)           43,798
Mortgage backed securities                        75,905              344             (415)           75,834
Municipal securities                               2,903                6              (21)            2,888
                                             ----------------------------------------------------------------
Total                                          $ 130,406              741           $ (789)        $ 130,358
                                             ================================================================


6.        RECENT ACCOUNTING PRONOUNCEMENTS


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

The provisions of the Statement apply to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. There was no impact on earnings, financial condition, or equity upon adoption of Statement No. 141.

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

The provisions of the SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of the SFAS No. 142. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. SFAS No. 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. The Company adopted SFAS No. 142 on July 1, 2001.

With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment no adjustments were made to the amortization period or residual values of other intangible assets.

SFAS 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of the impairment. The second test must be performed as soon as possible, but no later than the end of the fiscal year. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle. Because of the extensive effort needed to complete this assessment, the Company has not determined whether there is any indication that goodwill is impaired or estimated the amount of any potential impairment.

At September 30, 2001 the Company's had goodwill of $848,000, which is being assessed for impairment. The Company anticipates completing its initial assessment of impairment by December 31, 2001. Should an indication of impairment exist, the Company will perform the second test under SFAS 142 to measure and record the amount of impairment, if any.

          Asset Retirement Obligations -

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and it applies to all entities. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. The Bank does not expect the adoption of the Statement to have an impact on it's earnings, financial condition, or equity.

          Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, the Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary.

The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. The Bank does not expect the adoption of the Statement to have an impact on it's earnings, financial condition, or equity.

7.       COMPREHENSIVE INCOME

         The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only component of other comprehensive income is the change in the estimated fair value of investment securities available-for-sale.

                                                       Three Months Ended
(Dollars in thousands)                                     September 30,
--------------------------------------------------------------------------
                                                         2001        2000
--------------------------------------------------------------------------
Comprehensive income:
Net income                                            $ 1,240     $ 1,241
Other comprehensive income net of tax
    Less: reclassification adjustments                     72           -
    Net change in unrealized gain                       1,671         660
--------------------------------------------------------------------------
Comprehensive income:                                 $ 2,983     $ 1,901
--------------------------------------------------------------------------

8.       DIVIDENDS

         On July 24, 2001, the Company declared a dividend on its common stock of $0.12, payable on August 17, 2001, to owners of record on August 3, 2001. The MHC, which owns 2,812,974 shares of common stock, waived its portion of this dividend, reducing the actual dividend payout amount attributable to their dividends to $233,000. The dollar amount of dividends waived by the MHC is considered a restriction of retained earnings of the Company. The amount of any dividend waived by the MHC shall be available for declaration of a dividend solely to the MHC. At September 30, 2001, the cumulative amount of dividends waived by the MHC was $2.8 million. Additionally, on October 23, 2001, the Company's Board of Directors declared a $.13 cash dividend payable November 20, 2001 to shareholders of record on November 9, 2001.

9.       GOODWILL AND OTHER INTANGIBLE ASSETS

         As described in Note 6, the Company adopted SFAS 142 on July 1, 2001. The following table reconciles the prior year's reported net income to their respective pro forma balances adjusted to exclude goodwill amortization expenses which is no longer recorded under the provision of SFAS 142. Current period net income and earnings per share are presented for comparative purposes.

                                                            Three Months
                                                         Ended September 30,
                                                        2001          2000
                                                     --------------------------
(Dollars in thousands, except per share data)
                                                                 --
Net Income :
  Reported net income                                    $ 1,240       $ 1,241
   Add back: goodwill amortization after-tax                   -            42
                                                     ------------  ------------
   Adjusted net income                                   $ 1,240       $ 1,283
                                                     ============  ============

Basic earnings per share:
  Reported net income                                      $0.26         $0.25
  Goodwill amortization after-tax                              -          0.01
                                                     ------------  ------------
  Adjusted net income                                      $0.26         $0.26
                                                     ============  ============

Diluted earnings per share:
  Reported net income                                      $0.25         $0.25
  Goodwill amortization after-tax                              -          0.01
                                                     ------------  ------------
  Adjusted net income                                      $0.25         $0.26
                                                     ============  ============

Other intangible assets amounted to $380,000 at September 30, 2001. This intangible asset relates to a core deposit intangible resulting from a deposit acquisition and is currently being amortized over a 12-year life. There are no expected residual values related to this core deposit intangible. Estimated fiscal year amortization expense is as follows: 2002 - $138,000; 2003 - $111,000; 2004 - $83,000; 2005 - $57,000; and 2006 - $26,000.

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

       RESULTS OF OPERATIONS

       GENERAL - Net income for the three-month period ended September 30, 2001 was $1.2 million. This compares to similar net income of $1.2 million for the comparable quarter in the prior year. Net interest income increased primarily as a result of the combination of increased balances on average interest-earning assets and a reduction in interest rates paid on average interest-bearing liabilities. However, net interest margin declined as a result of a reduction in the ratio of average interest-earning assets to interest-bearing liabilities. The Company's net interest margin decreased nine basis points for the three-month period ended September 30, 2001 compared to the comparable prior year period. For the three months ended September 30, 2001, the provision for loan losses, non-interest income and non-interest expense increased compared to the similar three-month period ended September 30, 2000.

       NET INTEREST INCOME - Net interest income is determined by our interest rate spread (i.e., the difference between the yields on interest-earning assets and the rates paid on interest-bearing liabilities) and also the amount of interest-earning assets relative to interest-bearing and non-interest-bearing deposit liabilities.

       For the three-month period ended September 30, 2001, net interest income increased $411,000 or 8.1% compared to the three-month period ended September 30, 2000. During the three-month period ended September 30, 2001 the increase in net interest income was primarily the result of the combination of increased balances on average interest-earning assets and a reduction in interest rates paid on average interest-bearing liabilities. For the three-month period ended September 30, 2001 the Company's interest rate spread increased seven basis points to 2.79% compared to 2.72% at September 30, 2000.

         Average interest-earning assets increased $60.1 million or 10.8% for the three-month period ended September 30, 2001 compared to the respective prior year period. Average interest-bearing liabilities for the three-month period ended September 30, 2001 increased on average $60.0 million or 13.1% over the same period one year ago. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 119.18% at September 30, 2001 compared to an average 121.67% for the three-month period ended September 30, 2000. For the three-month period ended September 30, 2001, the increase in interest rate spread was more than offset by the decrease in the ratio of interest-earning assets to interest-bearing liabilities reducing net interest margin nine basis points to 3.52% from 3.61% in the comparable prior year period.

         The following table presents the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three-month period ended September 30, 2001 and 2000. The Company maintained average balances of tax-exempt securities of $3.6 million and $2.6 million for the month periods ending September 30, 2001 and 2000, respectively, for which the tax-exempt yield has not been adjusted to a taxable equivalent yield. Loans receivable include non-accrual loans.



                                                                        Three Months Ended September 30,
====================================================================================================================================
(Dollars in thousands)                                            2001                                        2000
============================================    =======================================    =========================================
                                                  Average                    Average         Average                       Average
                                                  Balance       Interest      Yield/cost     Balance        Interest      Yield/cost
                                                  -------       --------      ----------     -------        --------      ----------
Interest-earning assets:
Loans receivable:
Mortgage loans                                   $   435,720   $    8,688         7.94 %    $   411,219    $    8,263        8.04 %
Other consumer loans                                   9,966          136         5.41            8,223           147        7.09
Commercial loans                                      19,904          444         8.85           24,731           648       10.40
                                                --------------------------                 ---------------------------
 Total loans                                         465,590        9,268         7.90          444,173         9,058        8.09
 Securities                                          135,334        2,142         6.37          105,722         1,768        6.70
 Other interest-earning assets                        17,085          108         2.51            7,986            54        2.68
                                                --------------------------                 ---------------------------
Total interest-earning assets                        618,009       11,518         7.41          557,881        10,880        7.74
Noninterest-earning assets                            15,469                                     12,992
                                                -------------                              -------------
Total assets                                     $   633,478                                $   570,873
                                                =============                              =============

Interest-bearing liabilities:
Deposits:
NOW and money market accounts                    $    70,242    $     360         2.03      $   59,201     $      344        2.31
Savings accounts                                      59,670          309         2.05           52,509           272        2.06
Certificates of deposit                              321,088        4,413         5.45          292,310         4,328        5.87
                                                --------------------------                 ---------------------------
Total deposits                                       451,000        5,082         4.47          404,020         4,944        4.85
Total borrowings                                      64,656          948         5.82           50,818           858        6.70
Total escrows                                          2,889            4         0.55            3,674             5        0.54
                                                --------------------------                 ---------------------------
Total interest-bearing liabilities                   518,545        6,034         4.62          458,512         5,807        5.02
Non-interest-bearing liabilities                      53,258                                     48,226
                                                -------------                              -------------
Total liabilities                                    571,803                                    506,738
Total equity                                          61,675                                     64,135
                                                -------------                              -------------
Total liabilities and equity                     $   633,478                                  $ 570,873
                                                =============                              =============

Net interest-earning assets                      $    99,464                                   $ 99,369
                                                =============                              =============
Net interest income/interest rate spread                        $   5,484        2.79%                     $    5,073       2.72%
                                                               ========================                    =======================
Net interest margin                                                              3.52%                                      3.61%
                                                                            ===========                                 ==========
Ratio of average interest-earning assets
   to average interest-bearing liabilities                                     119.18%                                    121.67%
                                                                            ===========                                 ==========

         INTEREST INCOME - Interest income on loans increased $210,000, or 2.3% for the three-month period ended September 30, 2001 compared to the comparable prior year period. Overall increases in average balances of interest-earning assets more than offset overall decreases in average rates earned during the quarter. The increases in average balances in the Company's mortgage loans were primarily responsible for the increase in interest income. Interest income on securities and other interest-earning assets increased $428,000 or 23.5% for the three-month period ended September 30, 2001 compared to the prior year period. Similar to the loans, an overall increase in average securities balances more than offset decreases in average rates and accounted for the increase during the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000.

         INTEREST EXPENSE - Interest expense on deposit accounts increased $138,000, or 2.8% for the three-month period ended September 30, 2001 compared to the similar prior year period. The increase in average balances on deposits more than offset the decrease in average rates on deposits and were primarily responsible for the overall increase in interest expense. Interest expense on borrowings increased $90,000 or 10.5% for the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000. The increase in average balances on borrowings more than offset the decrease in average borrowing rates and were primarily responsible for the overall increase expense.

         PROVISION FOR LOAN LOSSES - The Company's provision for loan losses was $374,000 for the three-month period ended September 30, 2001 compared to $110,000 for the three-month period ended September 30, 2000. The increase of $264,000 or 240% was a result of among other factors, the Company's regular review of the credit quality of its loan portfolio, consideration of the continuing diversification of the loan portfolio, as well as the impact of the current economic slowdown and resultant increases in national unemployment rates. Charge-offs for the three-month periods ended September 30, 2001 and 2000 were $148,000 and $39,000, respectively. The ratio of the allowance for loan losses to total loans was .99% at September 30, 2001 compared to .94% at June 30, 2001. The ratio of the allowance for loan losses to total non-performing loans was 95.8% at September 30, 2001 compared to 84.8% at June 30, 2001. Management believes that the Company's allowance for loan losses was adequate at September 30, 2001, however, no assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of potential increases in the amount of the Company's non-performing loans in the remainder of the Company's loan portfolio. In recent periods the Company has significantly increased the amounts of its commercial real estate, construction, consumer and commercial business loans. Such loans generally are considered to involve a higher degree of risk than single-family residential mortgage loans. While the Company believes that its oversight of the risk elements in its loan portfolio is adequate, no assurance can be given that there may not be additional increases in the Company's non-performing loans and, as a result, its provisions for loan losses.

       NON-INTEREST INCOME - Non-interest income increased $192,000, or 55.8% for the three-month period ended September 30, 2001 compared to the similar prior year period. This increase was primarily a result of the Company taking advantage of market opportunities to realize gains upon the sale of loans and securities available-for-sale ("AFS") as well as increases in general service fees and charges. Gains on AFS loans were $114,000 for the three-month period ended September 30, 2001 compared to gains of $4,000 for the respective prior year period. Similarly, gains on AFS securities were $49,000 for the three-month period ended September 30, 2001 compared to gains of $19,000 for the comparable prior year period.

         NON-INTEREST EXPENSE - Non-interest expense increased $416,000 or 12.3% for the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000. Compensation and employee benefits expense increased $141,000 or 7.1% for the three-month period ended September 30, 2001 compared to the similar period in the prior year. The increase which was primarily a result of general increases in salary levels as well as increased personnel costs related to the opening of our twelfth banking office in May 2001. Occupancy and furniture and fixture expense increased $90,000 or 21.0% for the three-month period ended September 30, 2001 compared to the similar prior year period. This increase was also partially a result of the opening of our twelfth banking office and costs associated with enhanced teller platform services and the introduction of our Online Banking product to better service our customers' needs. Amortization of intangible assets declined $78,000, or 75.7% for the three-month period ended September 30, 2001 compared to the similar period in the prior year. This decline was a result of the Company's adoption of SFAS #142 on July 1, 2001 requiring that goodwill no longer be amortized but instead be periodically measured for impairment. Advertising expense increased $75,000 or 87.2% primarily as a result of increased efforts to promote the Company's products and services including the implementation of our Online Banking product. Professional fees increased $97,000 or 164.4% partially related to legal costs associated with troubled loans and increased accounting costs associated with additional reporting requirements. All other non-interest operating expenses, in the aggregate, increased $91,000 or 13.9% for the three-month period ended September 30, 2001. These increases were primarily the result of general expenses primarily associated with deposit and loan servicing.

       INCOME TAX EXPENSE - Provision for income taxes for the three-month period ended September 30, 2001 was $621,000 compared to $697,000 for the similar prior year three-month period. The reduction in the provision for income taxes in the three-month period ended September 30, 2001 primarily relates to a decrease in the Company's effective tax rate from 36.0% in the three-month period ended September 30, 2000 to 33.4% for the three-month period ended September 30, 2001.

CHANGES IN FINANCIAL CONDITION

         GENERAL. Total assets of the Company increased by $12.3 million or 2.0% to $637.4 million at September 30, 2001 compared to $625.1 million at June 30, 2001. The increase in assets resulted primarily from net loans increasing $455,000, or 0.1% and AFS securities increasing $9.2 million, or 7.1%. Total liabilities amounted to $574.2 million, an increase of $9.5 million, or 1.7% from June 30, 2001. Deposits increased $6.1 million, or 1.2% to $503.1 million while borrowings increased $5.5 million, or 9.2% to $65.4 million at September 30, 2001. Total stockholders' equity increased $2.8 million to $63.2 million at September 30, 2001 compared to $60.4 million at June 30, 2001. Changes in stockholders' equity reflect net income for the quarter of $1.2 million, as well as an increase of $1.7 million in accumulated other comprehensive income, primarily as a result of the increase in the value of the AFS portfolio due to a decline in interest rates.

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents amounted to $24.3 million and $22.2 million at September 30, 2001 and June 30, 2001, respectively. Cash and cash equivalents increased slightly during the period as a result of increased deposit balances and increases in cash flows from loans and investments.

         ASSETS AVAILABLE FOR SALE. At September 30, 2001, assets that were classified AFS consisted of securities totaling $139.6 million and loans totaling $4.5 million. This compares to $130.4 million in AFS securities and $2.6 million in AFS loans at June 30, 2001. The increase of $9.2 million, or 7.1%, in AFS securities was part of the Company's investment strategies to increase profitability. At September 30, 2001, the Company had unrealized gains on AFS securities of $2.7 million net of unrealized losses, compared to unrealized losses on AFS securities of $48,000 at June 30, 2001. The increase in unrealized gains is a result of decline in the general level of interest rates. The increase in AFS loans at September 30, 2001 of $1.9 million or 70.1% represents the Company's continued activity in the secondary market for residential mortgage loans in order to position the Company to realize gains upon the sale of loans.

         LOANS. The net loan portfolio of the Company increased by $455,000 from $454.2 million at June 30, 2001 to $454.7 million at September 30, 2001. The increase in the Company's net loan portfolio was due, in large part, to the Company's continuing efforts to expand its lending activities with a concentrated effort to expand multi-family, commercial real estate, consumer and business loans.

         During the three-months ended September 30, 2001, the Company's commercial real estate mortgage loans increased by $5.4 million or 5.1%, construction loans decreased $2.8 million or 10.1%, home equity loans increased $1.8 million or 2.4%, multi-family residential loans increased $94,000 or 0.4% and single-family residential mortgage loans decreased by $4.0 million or 2.0%. During the same period, the Company's other consumer loans increased $387,000 or 4.0% and commercial business loans decreased $209,000 or 1.0%. Generally, changes in the mix of the Bank's loan portfolio reflect the Company's continuing efforts to diversify its loan portfolio and increase its holdings in loans that generally have higher yields and shorter terms to maturity and/or repricing than single-family residential mortgage loans. However, commercial real estate loans, multi-family residential mortgage loans, construction loans, home equity loans and other consumer loans all generally are deemed to have increased credit risk characteristics in comparison to single-family residential mortgage loans.

         The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans and other real estate owned.


                                                                    September 30,        June 30,
                                                                        2001               2001
                                                                --------------------------------------
                                                                       (Dollars in Thousands)
Accruing loans past due 90 days or more:
Real estate                                                      $            -        $           42
Commercial business loans                                                     -                     -
Other                                                                        48                    49
                                                                ----------------      ----------------
Total                                                                        48                    91
                                                                ----------------      ----------------
Non-accrual loans:
Mortgage loans
Single-family residential                                                 1,027                 1,485
Multi-family & nonresidential                                               675                   675
Construction                                                                  -                     -
Home Equity                                                                 251                   278
Consumer loans                                                               61                   151
Commercial business loans                                                   968                   966
                                                                ----------------      ----------------
Total                                                                     2,982                 3,555
                                                                ----------------      ----------------

Performing troubled debt restructurings                                   1,706                 1,535
                                                                ----------------      ----------------
Total non-performing loans                                                4,736                 5,181
Other real estate owned, net                                                 19                     -
                                                                ----------------      ----------------
Total non-performing assets                                      $        4,755        $        5,181
                                                                ================      ================
Non-performing loans to total loans, net of deferred fees                 1.03%                 1.13%
Non-performing assets to total assets                                     0.75%                 0.83%


         Total non-performing assets decreased $426,000 at September 30, 2001 compared to June 30, 2001. The decrease is primarily related to a reduction in non-performing single-family residential loans partially offset by the addition of a troubled debt restructuring.

         INTANGIBLE ASSETS. Intangible assets include a core deposit intangible and goodwill, which represent the excess cost over fair value of assets acquired over liabilities assumed. The core deposit intangible is being amortized to expense over a 12-year life. As of July 31, 2001, goodwill of $848,000 is no longer being amortized but is periodically measured for impairment.

       DEPOSITS. The Company's total deposits increased by $6.1 million, or 1.2% to $503.1 million at September 30, 2001 compared to $497.0 million at June 30, 2001. This increase occurred despite the Company being located in a highly competitive market for deposits. Savings accounts increased $2.5 million or 4.2%, checking and money market accounts increased $2.9 million or 2.4% and certificates of deposit increased $759,000 or 0.2%. The Company intends to continue its marketing efforts promoting core deposits to help fund asset growth.

       FEDERAL HOME LOAN BANK ADVANCES. The Company utilizes advances from the FHLB of Pittsburgh primarily as an additional source of funds to meet loan demand. FHLB advances increased $5.5 million or 9.2% to $65.4 million at September 30, 2001 compared to $59.9 million at June 30, 2001. The Company also uses FHLB advances to fund certain investment strategies approved by our Board of Directors.

       EQUITY. Total stockholders' equity of the Company amounted to $63.2 million, or 9.9%, of assets at September 30, 2001 compared to $60.4 million or 9.7% of total assets at June 30, 2001, an increase of $2.8 million, or 4.7%. Changes in stockholders' equity reflect net income for the quarter of $1.2 million, as well as an increase of $1.7 million in accumulated other comprehensive income, primarily as a result of the increase in the value of the AFS portfolio due to a decline in interest rates. Total stockholders' equity of the Company included net unrealized gains (losses), net of taxes, of $1.7 million and ($29,000) on AFS securities at September 30, 2001 and June 30, 2001, respectively. The Company paid a cash dividend of $0.12 per share during the quarter ended September 30, 2001. This tenth regular dividend totaled $233,000. No treasury shares were repurchased during the quarter ended September 30, 2001.

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

       Liquidity management is both a daily and long term function of business management. Excess liquidity is generally invested in short-term investments such as U.S. Treasury securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities. At September 30, 2001, the total approved investment and loan origination commitments outstanding amounted to $37.0 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2001 totaled $245.4 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company has the ability to utilize borrowings, typically in the form of FHLB advances as an additional source of funds. The maximum borrowing capacity available to the Company from the Federal Home Loan Bank was $377.5 million, as of June 30, 2001, based on qualifying collateral. The Company is required to maintain sufficient liquidity to ensure its safe and sound operation. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

CAPITAL

       At September 30, 2001, the Bank had regulatory capital which was well in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank's actual capital levels are detailed below:



                                                                                                            To be Well
                                                                                 For Capital             Capitalized Under
                                                                                  Adequacy               Prompt Corrective
                                                 Actual Capital                   Purposes               Action Provisions
                                              ----------------------     ------------------------------------------------------
                                                 Amount     Ratio           Amount      Ratio           Amount         Ratio
                                              ----------------------     -----------------------     --------------------------
                                                                           (Dollars in thousands)
              AS OF SEPTEMBER 30, 2001
              Tangible capital                    $ 51,787     8.2%            $ 9,555     1.5%          $ 12,741         2.0%
              (to tangible assets)
              Core capital                          51,787     8.2%             25,360     4.0%            31,700         5.0%
              (to adjusted tangible assets)
              Tier I capital                        51,787    13.8%                N/A      N/A            22,474         6.0%
              (to risk-weighted assets)
              Risk-based capital                    56,326    15.0%             29,965     8.0%            37,456        10.0%
              (to risk-weighted assets)


              AS OF JUNE 30, 2001
              Tangible capital                    $ 51,428     8.3%            $ 9,370     1.5%          $ 12,495         2.0%
              (to tangible assets)
              Core capital                          51,428     8.3%             24,938     4.0%            31,172         5.0%
              (to adjusted tangible assets)
              Tier I capital                        51,428    13.8%                N/A      N/A            22,305         6.0%
              (to risk-weighted assets)
              Risk-based capital                    55,741    15.0%             29,740     8.0%            37,175        10.0%
              (to risk-weighted assets)


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to stockholders for the year ended June 30, 2001. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company's portfolio equity. Management closely monitors interest rate risk and takes appropriate short-term actions to maintain this risk at acceptable levels while focusing on a longer-term loan diversification plan, which concentrates on the acquisition of shorter maturity or repricing assets. Based on, among other factors, such reviews, management believes that there are no material changes in the market risk of the Company's asset and liability position since June 30, 2001.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
 .
         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable....

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits (filed herewith unless otherwise noted)

         2.1     Plan of Reorganization*
         2.2     Plan of Stock Issuance*
         3.1     Federal Stock Charter of Willow Grove Bancorp, Inc.*
         3.2     Bylaws of Willow Grove Bancorp, Inc.*
         4.0     Form of Stock Certificate of Willow Grove Bancorp, Inc.*
        10.1 Form of Employment Agreement entered into between Willow Grove Bank and Frederick A. Marcell Jr.*
        10.2 Form of Employment Agreement entered into between Willow Grove Bank and each of Christopher E. Bell, Thomas M. Fewer and John T. Powers*
        10.3     Supplemental Executive Retirement Agreement*
        10.4     Non-Employee Director's Retirement Plan*
        10.5     1999 Stock Option Plan**
        10.6     1999 Recognition and Retention Plan and Trust Agreement**
        10.7     Incentive Compensation Plan***
-------------

* Incorporated by reference from the Company's Registration Statement on Form S-1, filed on September 18, 1999, as amended, and declared effective on November 12, 1999 (File No. 333-63737).
**       Incorporated  by reference  from the Company's  Proxy  Statement on
         Schedule 14A as filed on June 23, 1999 (File No. 000-25191).
*** Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

     (b) A Current Report on Form 8-K was filed by the Company on September 10, 2001 with respect to the Company's press release announcing the Adoption of Plan of Conversion and Agreement and Plan of Reorganization.

         A Current Report on Form 8-K was filed by the Company on July 26, 2001 with respect to the Company's press release announcing earnings results for the period ended June 30, 2001.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           WILLOW GROVE BANCORP, INC.



Date:    November 14, 2001        By:      /s/ Frederick A Marcell Jr.
                                           -------------------------------------
                                           Frederick A. Marcell Jr.
                                           President and Chief Executive Officer


Date:    November 14, 2001        By:      /s/ Christopher E. Bell
                                           -----------------------------------
                                           Christopher E. Bell
                                           Senior Vice President and Chief
                                           Financial Officer