Form 10-Q
period 2001-12-31
WILLOW GROVE BANCORP INC
filed 2002-02-14
CIK 1070543

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended DECEMBER 31, 2001
                                        ------------------

                                           OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                         -----------    -----------


                         Commission file number: 0-25191

                           Willow Grove Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

            United States                                     23-2986192
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

The Registrant had 4,945,487 shares of common stock issued and outstanding as of February 13, 2002.

                           WILLOW GROVE BANCORP, INC.

                                      INDEX


                                                                                                  PAGE NO.
PART I           FINANCIAL INFORMATION
         Item 1.       Financial Statements (unaudited)

                       Consolidated Statements of Financial Condition at
                       December 31, 2001 and June 30, 2001..................................        3

                       Consolidated Statements of Operations - For the Three and
                       Six months ended December 31, 2001 and 2000..........................        4

                       Consolidated Statements of Cash Flows - For the Six
                       months ended December 31, 2001 and 2000..............................        5

                       Notes to Consolidated Financial Statements...........................        6

         Item 2.       Management's Discussion and Analysis of Financial

                       Condition and Results of Operation...................................       12

         Item 3.       Quantitative and Qualitative Disclosures about Market Risk...........       19

PART II          OTHER INFORMATION

         Item 1.       Legal Proceedings....................................................       20

         Item 2.       Changes in Securities and Use of Proceeds............................       20

         Item 3.       Defaults upon Senior Securities......................................       20

         Item 4.       Submission of Matters to a Vote of Security Holders..................       20

         Item 5.       Other Information....................................................       20

         Item 6        Exhibits and Reports on Form 8-K.....................................       20

                           WILLOW GROVE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)



(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                                    DECEMBER 31, 2001    JUNE 30, 2001
----------------------------------------------------------------------------------------------  -----------------
Assets Cash and cash equivalents:
Cash on hand and non-interest-earning deposits                                      $   6,914          $   4,621
Interest-earning deposits                                                              37,906             17,588
                                                                              ----------------  -----------------
Total cash and cash equivalents                                                        44,820             22,209
Assets available/held for sale:
Securities available for sale (amortized cost of $138,441                             138,871            130,358
  and $130,406, respectively)
Loans held for sale                                                                     5,002              2,644
Loans (net of allowance for loan losses of $4,416 and $4,313, respectively)           439,162            454,199
Accrued income receivable                                                               3,284              3,667
Property and equipment, net                                                             6,568              6,188
Intangible assets                                                                       1,181              1,263
Other assets                                                                            4,768              4,620
                                                                              ----------------  -----------------
Total assets                                                                        $ 643,656          $ 625,148
                                                                              ================  =================

Liabilities and Stockholders' Equity
Deposits                                                                            $ 509,148          $ 497,030
Federal Home Loan Bank advances                                                        64,728             59,885
Advance payments from borrowers for taxes                                               2,609              3,879
Accrued interest payable                                                                1,293              1,146
Other liabilities                                                                       3,008              2,851
                                                                              ----------------  -----------------
Total liabilities                                                                     580,786            564,791
                                                                              ----------------  -----------------
Commitments and contingencies
Stockholders' equity:
       Common stock, $0.01 par value; (25,000,000 authorized;
        5,143,487 issued at December 31, 2001 and June 30, 2001)                           51                 51
Additional paid-in capital                                                             22,293             22,265
Retained earnings-substantially restricted                                             44,534             42,534
Accumulated other comprehensive income (loss)                                             271                (29)
Treasury stock at cost, 202,900 shares and 206,500 shares at
      December 31, 2001 and June 30, 2001, respectively                                (2,319)            (2,351)
Unallocated common stock held by
      Employee Stock Ownership Plan (ESOP)                                             (1,434)            (1,494)
      Recognition and Retention Plan Trust (RRP)                                         (526)              (619)
                                                                              ----------------  -----------------
Total stockholders' equity                                                             62,870             60,357
                                                                              ----------------  -----------------
Total liabilities and stockholders' equity                                          $ 643,656          $ 625,148
                                                                              ================  =================

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                           WILLOW GROVE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                               FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                                      DECEMBER 31,                     DECEMBER 31,
                                                              ----------------------------      -------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                          2001          2000              2001         2000
------------------------------------------------------------------------------------------      -------------------------
Interest and dividend income:
   Loans                                                         $    8,906    $    8,983        $   18,174   $   18,041
   Securities, primarily taxable                                      2,108         2,131             4,358        3,953
                                                                 -------------------------      -------------------------
Total interest income                                                11,014        11,114            22,532       21,994
                                                                 -------------------------      -------------------------
Interest expense:
   Deposits                                                           4,578         5,117             9,661       10,061
   Borrowings                                                           955         1,072             1,903        1,930
   Advance payment from borrowers for taxes                               3             3                 7            8
                                                                 -------------------------      -------------------------
Total interest expense                                                5,536         6,192            11,571       11,999
                                                                 -------------------------      -------------------------
Net interest income                                                   5,478         4,922            10,961        9,995
Provision for loan losses                                               620         4,366               994        4,476
                                                                 -------------------------      -------------------------
Net interest income after provision for loan losses                   4,858           556             9,967        5,519
                                                                 -------------------------      -------------------------
Non-interest income:
     Service charges and fees                                           398           343               752          646
     Realized gain on sale of loans available for sale                  243           110               357          114
     Realized gain on sale of securities available for sale             296           143               346          162
     Loan servicing income, net                                          21            22                39           40
                                                                 -------------------------      -------------------------
Total non-interest income                                               958           618             1,494          962
                                                                 -------------------------      -------------------------

Non-interest expense:
     Compensation and employee benefits                               2,288         2,002             4,428        4,001
     Occupancy                                                          309           264               615          531
     Furniture and equipment                                            226           164               438          325
     Federal insurance premium                                           22            22                45           45
     Amortization of intangible assets(1)                                57            47                82          150
     Data processing                                                    159           139               312          274
     Advertising                                                        124            84               285          170
     Community enrichment                                                38            37                75           75
     Deposit account services                                           210           161               404          333
     Professional fees                                                  111           158               268          216
     Other expense                                                      394           305               770          632
                                                                 -------------------------      -------------------------
Total non-interest expense                                            3,938         3,383             7,722        6,752
                                                                 -------------------------      -------------------------
Income (loss) before income taxes                                     1,878        (2,209)            3,739         (271)
Income tax expense (benefit)                                            626          (821)            1,247         (124)
                                                                 -------------------------      -------------------------
Net Income (loss).                                               $    1,252    $   (1,388)       $    2,492   $     (147)
                                                                 =========================      =========================
Earnings (loss) per share:
     Basic                                                       $     0.26    $    (0.29)       $     0.52   $    (0.03)
    Diluted                                                      $     0.26    $    (0.29)       $     0.51   $    (0.03)
Cash dividends declared per share                                $     0.13    $     0.11        $     0.25   $     0.21
Weighted average shares outstanding                               4,737,659     4,839,769         4,734,149    4,856,007
Weighted average diluted shares outstanding                       4,846,287     4,839,769         4,840,810    4,856,007
-----------------------------------------------------



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           WILLOW GROVE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



(Dollars in thousands)                                                                     For the Six Months Ended December 31,
----------------------------------------                                                  --------------------------------------

                                                                                                    2001               2000
Net cash flows from operating activities:
Net income(loss)                                                                            $      2,492         $     (147)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation                                                                                         422                362
Amortization of premium and accretion of discount, net                                                90               (286)
Amortization of intangible assets                                                                     82                150
Provision for loan losses                                                                            994              4,476
Gain on sale of loans held for sale                                                                 (357)              (114)
Gain on sale of securities available for sale                                                       (346)              (162)
Increase in deferred loan fees          Increase in deferred loan fees                                60                 71
Decrease (increase) in accrued income receivable                                                     383             (1,006)
Increase in other assets                                                                            (325)            (2,174)
Increase in accrued interest payable                                                                 147                530
Increase(decrease) in other liabilities                                                              157               (331)
Expense of ESOP and RRP                                                                              181                147
Originations and purchases of loans held for sale                                                (36,861)           (14,593)
Proceeds from sale of loans held for sale                                                         34,860             48,479
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                   $      1,979         $   35,402
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Net decrease (increase) in loans                                                                  13,983            (18,582)
Purchase of securities available for sale                                                        (91,221)           (60,652)
Proceeds from sales and calls of securities available for sale                                    69,608             21,604
Principal repayments of securities available for sale                                             13,834              3,401
Purchase of property and equipment, net                                                             (802)              (288)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                       $      5,402         $  (54,517)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Net increase in deposits                                                                          12,118              6,496
Net increase in FHLB advances with
               original maturity less than 90 days                                                     -              4,500
Increase in FHLB advances with original maturity greater than 90 days                              9,000             36,000
Repayment of FHLB advances with original maturity greater than 90 days                            (4,157)           (23,275)
Net decrease in advance payments from borrowers for taxes                                         (1,270)            (1,836)
Dividends paid                                                                                      (493)              (446)
Issuance (purchase) of treasury stock                                                                 32               (833)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                   $     15,230         $   20,606
----------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                   $     22,611         $    1,491
Cash and cash equivalents:
Beginning of period                                                                               22,209             14,681
----------------------------------------------------------------------------------------------------------------------------
End of period                                                                               $     44,820         $   16,172
----------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash and cash flow information:
Interest paid                                                                                     11,424             11,469
Income taxes paid                                                                                  1,230              2,005
Non-cash items:
Change in unrealized gain (loss) on securities available for sale                                    470              2,025
        (net of taxes of ($150) and ($316) in 2001 and 2000, respectively)
Loans transferred to other real estate owned                                                           -                145


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

     On September 7, 2001, the Board of Directors of the Company, the Bank and the MHC adopted a Plan of Conversion and Agreement and Plan of Reorganization which would reorganize the current corporate structure from a two-tier mutual holding company into a stock holding company. This proposed reorganization is subject to the approval of the Company's shareholders, the members of the Mutual Holding Company. The Plan of Conversion and Reorganization has been conditionally approved by the Office of Thrift Supervision ("OTS").


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

3.   EARNINGS PER SHARE

     Earnings (loss) per share, basic and diluted, were $0.26 and $0.26 for the three months ended December 31, 2001, respectively, compared to $(0.29) and $(0.29) for the three months ended December 31, 2000, respectively. Earnings
(loss) per share, basic and diluted, were $0.52 and $0.51 for the six months ended December 31, 2001, respectively, compared to $(0.03) and $(0.03) for the six months ended December 31, 2000, respectively.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.


                                                        Three Months               Six Months
                                                     Ended December 31,         Ended December 31,
                                                            2001                       2001
                                                  -------------------------- --------------------------
                                                  -----------------------------------------------------
(Dollars in thousands, except per share data)        Basic        Diluted       Basic        Diluted
                                                  ------------- ------------ ------------- ------------
Net Income                                         $     1,252   $    1,252   $     2,492   $    2,492
Dividends on unvested common stock awards                   (7)         (7)           (16)         (16)
Income available to common stock holders           $     1,245   $    1,245   $     2,476   $    2,476

Weighted average shares outstanding                  4,737,659    4,737,659     4,734,149    4,734,149
Effect of dilutive securities:
     Options                                                 -       60,899             -       56,915
     Unvested common stock awards                            -       47,729             -       49,746
                                                  ------------- ------------ ------------- ------------
Adjusted weighted average shares used in
     EPS computation                                 4,737,659    4,846,287     4,734,149    4,840,810
                                                  ------------- ------------ ------------- ------------

Earnings per share                                 $      0.26   $     0.26   $      0.52   $     0.51
                                                  ============= ============ ============= ============


                                                          Three Months             Six Months
                                                       Ended December 31,       Ended December 31,
                                                              2000                     2000
                                                  -------------------------- --------------------------

(Dollars in thousands, except per share data)        Basic        Diluted       Basic        Diluted
                                                  ------------- ------------ ------------- ------------
Net Income (Loss)                                  $    (1,388)  $   (1,388)  $      (147)  $     (147)
Dividends on unvested common stock awards                   (9)          (9)           (9)          (9)
Income available to common stock holders           $    (1,397)  $   (1,397)  $      (156)  $     (156)

Weighted average shares outstanding                  4,839,769    4,839,769     4,856,007    4,856,007
Effect of dilutive securities:
     Options                                                 -            -             -            -
     Unvested common stock awards                            -            -             -            -
                                                  ------------- ------------ ------------- ------------
Adjusted weighted average shares used in
     EPS computation                                 4,839,769    4,839,769     4,856,007    4,856,007
                                                  ------------- ------------ ------------- ------------

Earnings (loss) per share                          $     (0.29)  $    (0.29)  $     (0.03)  $    (0.03)
                                                  ============= ============ ============= ============

     For the three months ended December 31, 2000 the company had weighted average outstanding options of 28,280 and unvested common stock awards of 68,579. For the six months ended December 31, 2000 the company had weighted average outstanding options of 24,467 and unvested common stock awards of 75,798. These options and awards were not included in the calculation of diluted earnings per share for the fiscal 2000 periods presented as their effect would have been antidilutive.

4.   LOAN PORTFOLIO

     Information about the Bank's loan portfolio and allowance for loan losses is presented below as of and for the periods indicated:



                                                                December 31, 2001                   June 30,2001
                                                           -------------------------         -------------------------
(Dollars in thousands)                                                 Percentage of                     Percentage of
                                                              Amount         Total              Amount       Total
-------------------------------------------------------------------------------------------------------------------------
Mortgage loans:
  Single-family residential                                 $ 178,439        40.15 %          $ 198,310        43.17 %
  Commercial real estate and multi-family residential         136,497        30.71              128,613        28.00
  Construction                                                 22,287         5.01               27,724         6.04
  Home Equity                                                  77,694        17.48               75,060        16.34
                                                            -------------------------         -------------------------
        Total mortgage loans                                $ 414,917        93.35            $ 429,707        93.55
                                                            -------------------------         -------------------------
                                                            -------------------------         -------------------------
Consumer loans                                                  9,850         2.22                9,688         2.11
Commercial business loans                                      19,679         4.43               19,925         4.34
                                                            -------------------------         -------------------------
Total loans receivable                                      $ 444,446       100.00 %          $ 459,320       100.00 %
                                                            ==========      ======            ==========      ======

Allowance for loan losses                                      (4,416)                           (4,313)
Deferred net loan origination fees                               (868)                             (808)
                                                          ------------                      ------------
Loans receivable, net                                       $ 439,162                         $ 454,199
                                                            ==========                        ==========


                                                                For the Six Months Ended
                                                                        December 31,
                                                           ----------------------------------
                                                               2001                  2000
---------------------------------------------------------------------------------------------
                                                             ( Dollars in Thousands)
Balance at the beginning of  period                           $ 4,313               $ 3,905
                                                          ------------             ---------
Plus: Provisions for loan losses                                  994                 4,476
Less Charge-offs for:
Mortgage loans                                                     11                     4
Consumer loans                                                    155                    51
Commercial business loans                                         769                     -
                                                          ------------             ---------
Total charge-offs                                                 935                    55
Plus: Recoveries                                                   44                     1
                                                          ------------             ---------
Balance at the end of the period                              $ 4,416               $ 8,327
                                                              ========              ========


5.   SECURITIES

     The amortized cost of available-for-sale securities and their estimated fair values at December 31, 2001 and June 30, 2001 area as follows:



                                                                   December 31, 2001
                                             ----------------------------------------------------------------
                                              Amortized      Unrealized       Unrealized        Estimated
(DOLLARS IN THOUSANDS)                          Cost            Gains           Losses          Fair Value
----------------------

Equity securities                            $     7,871       $       12        $     (33)        $   7,850
US government and government                      42,760              490              (79)           43,171
   agency securities
Mortgage backed securities:
      FNMA                                        33,190              241              (83)           33,348
      GNMA                                        32,568              173              (67)           32,674
      FHLMC                                       14,896              100             (194)           14,802
Municipal securities                               7,156                2             (132)            7,026
                                             ----------------------------------------------------------------
Total                                        $   138,441       $    1,018        $    (588)        $ 138,871
                                             ================================================================


                                                                    June 30, 2001
                                             ----------------------------------------------------------------
                                              Amortized      Unrealized       Unrealized        Estimated
(DOLLARS IN THOUSANDS)                          Cost            Gains           Losses          Fair Value
----------------------

Equity securities                            $     7,876       $        -        $     (38)        $   7,838
US government and government                      43,722              391             (315)           43,798
   agency securities
Mortgage backed securities:
      FNMA                                        22,002               61             (124)           21,939
      GNMA                                        39,131              176             (220)           39,087
      FHLMC                                       14,772              107              (71)           14,808
Municipal securities                               2,903                6              (21)            2,888
                                             ----------------------------------------------------------------
Total                                        $   130,406       $      741        $    (789)        $ 130,358
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

The provisions of the SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of the SFAS No. 142. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. SFAS No. 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. The Company adopted SFAS No. 142 on July 1, 2001. There was no material impact on the Company's earnings, financial condition or equity upon adoption.


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

7.   COMPREHENSIVE INCOME

     The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only component of other comprehensive income is the change in the estimated fair value of investment securities available-for-sale. .


                                                       Three Months Ended              Six Months Ended
(Dollars in thousands)                                     December 31,                  December 31,
--------------------------------------------------------------------------------------------------------
                                                        2001         2000              2001        2000
--------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income (loss)                                    $ 1,252     $ (1,388)          $ 2,492     $  (147)
Other comprehensive income net of tax
    Less: reclassification adjustments                   296          143               346         162
    Net change in unrealized gain (loss)              (2,010)       1,223               (46)      1,864
--------------------------------------------------------------------------------------------------------
Comprehensive income (loss):                         $  (462)    $    (22)          $ 2,792     $ 1,879
--------------------------------------------------------------------------------------------------------

8.   DIVIDENDS

     On July 24, 2001 and October 23, 2001, the Company declared dividends on its common stock of $0.12 and $0.13 per share, respectively, payable on August 17, 2001 and November 20, 2001 respectively, to owners of record on August 3, 2001 and November 9, 2001, respectively. The MHC, which owns 2,812,974 shares of common stock, waived its portion of this dividend, reducing the actual dividend payout amount attributable to their dividends to $493,000. The dollar amount of dividends waived by the MHC is considered a restriction of retained earnings of the Company. The amount of any dividend waived by the MHC shall be available for declaration of a dividend solely to the MHC. At December 31, 2001, the cumulative amount of dividends waived by the MHC was $3.2 million. Additionally, on January 22, 2002, the Company's Board of Directors declared a $.13 per share cash dividend payable February 15, 2002 to shareholders of record on February 1, 2002.


9.   SUBSEQUENT EVENT

     On September 7, 2001, the Boards of Directors of the Company, the Bank and the MHC adopted a Plan of Conversion and Agreement and Plan of Reorganization ("Plan") which would reorganize the current corporate structure from a two-tier mutual holding company into a stock holding company, followed by the issuance of all the Bank's outstanding stock to a newly formed holding company, Willow Grove Bancorp, Inc. Pursuant to the Plan, as amended, Willow Grove Bancorp, Inc. will offer for sale between 4,122,500 and 6,414,125 common shares at $10.00 per share to the Bank's depositors, members of the community, current stockholders of the Company and the Bank's Employee Stock Ownership Plan ("ESOP"). The Plan further provides for the issuance by Willow Grove Bancorp, Inc. of an amount of common shares upon the completion of the offering ranging between 3,118,082 shares and 4,851,369 shares in exchange for current shares of the Company. The costs of issuing the common stock will be deferred and deducted from the sale proceeds of the offering. If the conversion is unsuccessful, all deferred costs will be charged to operations. Through September 30, 2001, the Bank had incurred $56,000 of deferred conversion costs. The transaction is subject to approval by regulatory authorities and members of the Bank and shareholders of the Company. At the completion of the conversion and reorganization, the Bank will establish a liquidation account in the amount equal to the greater of (1) the Bank's retained earnings of $35.9 million at June 30, 1998, the date of the final offering circular utilized in the mutual holding company reorganization or (2) 56.9% of retained earnings contained in the final offering circular. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain deposit accounts in the Bank after conversion.

In the event of a complete liquidation (and only in such event), each eligible account holder and supplemental eligible account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted balance of deposit accounts held, before any liquidation distribution may be made with respect to common stock. Except for the repurchase of stock and payment of dividends by the Bank, the existence of the liquidation account will not restrict the use or application of such retained earnings.

The Bank may not declare, pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would cause retained earnings to be reduced below either the amount required for the liquidation account or the regulatory capital requirements of SAIF insured institutions.

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

       RESULTS OF OPERATIONS

       GENERAL - The Company reported net income of $1.3 million for the three months ended December 31, 2001. This compares to a net loss of $1.4 million for the three months ended December 31, 2000. Net income for the six months ended December 31, 2001 was $2.5 million compared to a net loss of $147,000 for the comparable six months ended December 31, 2000. The Company's results for the quarter ended December 31, 2001 included a charge-off of $546,000 related to a non-performing commercial business loan which first became impaired in the fourth quarter of 2000. The results for the quarter ended December 30, 2000, included a $4.2 million charge-off with respect to such loan. Excluding such charge-offs and realized gains on securities sales, net income would have been $1.5 million for the quarter ended December 31, 2001 compared to $1.2 million for the quarter ended December 31, 2000. The Company's net interest margin increased nine basis points to 3.49% for the three months ended December 31, 2001 from 3.40% for the three months ended December 31, 2000. The net interest margin for the six-month periods ended December 31, 2001 and 2000 was 3.50%. The return on average assets for the three-month and six-month periods ended December 31, 2001 and 2000 are 0.78%, 0.78% and (0.95%), (0.05%), respectively.
The return on average equity for the same periods are 7.95%, 7.96% and (9.55%), (0.46%), respectively.

       NET INTEREST INCOME - Net interest income is determined by our interest rate spread (i.e., the difference between the yields on interest-earning assets and the rates paid on interest-bearing liabilities) and also the amount of interest-earning assets relative to interest-bearing and non-interest-bearing deposit liabilities.

       Net interest income for the three-month and six-month periods ended December 31, 2001 was $5.5 million and $11.0 million, respectively. This compares to $4.9 million and $10.0 million in net interest income for the respective prior year periods. For the three-month and six-month periods ended December 31, 2001, net interest income grew $556,000 or 11.3% and $966,000 or 9.7%, respectively, over the prior comparable three-month and six-month periods. These increases were primarily a result of the combination of increased balances on average interest-earning assets and a reduction in interest rates paid on average interest-bearing liabilities which more than offset a reduction in average interest rates earned on interest-earning assets. For the three-month and six-month periods ended December 31, 2001 the Company's interest rate spread increased 35 basis points and 22 basis points to 2.81% and 2.80%, respectively, compared to 2.46% and 2.58% for the respective three-month and six-month periods ending December 31, 2000.

         Average interest-earning assets increased $49.4 million and $54.3 million, or 8.6% and 9.6%, respectively, for the three-month and six-month periods ended December 31, 2001 compared to the respective prior year periods. Average interest-bearing liabilities for the three-month and six-month periods ended December 31, 2001 increased on average $50.3 million and $55.2 million, or 10.7% and 11.9%, respectively, over the comparable prior periods. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 119.65% and 119.42%, respectively, for the three-month and six-month periods ended December 31, 2001 compared to an average 121.95% and 121.91%, respectively, for the corresponding three-month and six-month periods ended December 31, 2000. The Company's net interest margin increased nine basis points to 3.49% for the three months ended December 31, 2001 from 3.40% for the three months ended December 31, 2000. The increase in net interest margin was a result of the increase in net interest income more than offsetting a decline in the ratio of average interest-earning assets to average interest-bearing liabilities. However, for both the six-month periods ended December 31, 2001 and 2000 and the net interest margin was 3.50% due largely to the impact of a reduction in the ratio of average interest-earning assets to average interest-bearing liabilities which offset a reduction in interest rates paid on average interest-bearing liabilities.

         The following table presents the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three-month and six-month period ended December 31, 2001 and 2000. The Company maintained average balances of tax-exempt securities of $6.1 million and $2.6 million for the three-month periods ending December 31, 2001 and 2000, respectively, for which the tax-exempt yield has not been adjusted to a taxable equivalent yield. Loans receivable include non-accrual loans.


                                                                  Three Months Ended December 31,
----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                    2001                                   2000
--------------------------------------    -----------------------------------   --------------------------------------
                                            Average                   Average     Average                    Average
                                            BALANCE     INTEREST    YIELD/COST    BALANCE      INTEREST     YIELD/COST
Interest-earning assets:
Loans receivable:
Mortgage loans                              $ 430,828     $ 8,395       7.76 %    $ 409,446      $ 8,302       8.11 %
Consumer loans                                  9,990         136       5.40          8,808          152       6.85
Commercial business loans                      20,770         375       7.16         25,379          529       8.27
                                          ------------------------              -------------------------
 Total loans                                  461,588       8,906       7.68        443,633        8,983       8.03
 Securities                                   140,180       2,008       5.77        120,490        2,070       6.82
 Other interest-earning assets                 21,689         100       1.83          9,951           61       2.43
                                          ------------------------              -------------------------
Total interest-earning assets                 623,457      11,014       7.03        574,074       11,114       7.68
Noninterest-earning assets                     15,590                                12,502
                                          ------------                          ------------
Total assets                                $ 639,047                             $ 586,576
                                          ============                          ============

Interest-bearing liabilities:
Deposits:
NOW and money market accounts               $  73,413       $ 302       1.63 %    $  60,668      $   384       2.51  %
Savings accounts                               62,398         324       2.06         51,692          269       2.06
Certificates of deposit                       318,181       3,952       4.93        291,890        4,464       6.07
                                          ------------------------              -------------------------
Total deposits                                453,992       4,578       4.00        404,250        5,117       5.02
Total borrowings                               65,044         955       5.83         64,259        1,072       6.62
Total escrows                                   2,024           3       0.59          2,222            3       0.54
                                          ------------------------              -------------------------
Total interest-bearing liabilities            521,060       5,536       4.22        470,731        6,192       5.22
Non-interest-bearing liabilities               55,274                                50,913
                                          ------------                          ------------
Total liabilities                             576,334                               521,644
Total equity                                   62,713                                64,932
                                          ------------                          ------------
Total liabilities and equity                $ 639,047                             $ 586,576
                                          ============                          ============

Net interest-earning assets                 $ 102,397                             $ 103,343
                                          ============                          ============
Net interest income/interest rate spread                  $ 5,478       2.81 %                   $ 4,922       2.46  %
                                                        =====================                  =====================
Net interest margin                                                    3.49%                                  3.40%
                                                                    =========                              =========
Ratio of average interest-earning assets
   to average interest-bearing liabilities                           119.65%                                121.95%
                                                                    =========                              =========


                                                                 Six Months Ended December 31,
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                         2001                              2000
-------------------------------------------------  ----------------------------      ------------------------------
                                                                       Average                            Average
                                                   Average            Yield/         Average            Yield/
                                                   BALANCE  INTEREST   COST          BALANCE  INTEREST   COST

Interest-earning assets:
Loans receivable:
Mortgage loans                                    $ 433,274 $ 17,082     7.85  %    $ 410,333 $ 16,565     8.07  %
Consumer loans                                        9,978      272     5.41           8,516      299     6.96
Commercial business loans                            20,337      820     8.00          25,055    1,177     9.32
                                                  -------------------               -------------------
 Total loans                                        463,589   18,174     7.80         443,904   18,041     8.06
 Securities                                         137,761    4,150     5.98         113,563    3,837     6.70
 Other interest-earning assets                       19,387      208     2.13           8,968      116     2.57
                                                  -------------------               -------------------
Total interest-earning assets                       620,737   22,532     7.22         566,435   21,994     7.70
                                                            ---------                         ---------
Non-interest-earning assets                          15,526                            12,290
                                                  ----------                        ----------
Total assets                                      $ 636,263                         $ 578,725
                                                  ==========                        ==========
Interest-bearing liabilities:
Deposits:
NOW and money market accounts                     $  71,828 $    662     1.83  %    $  59,935 $    727     2.41  %
Savings accounts                                     61,034      634     2.06          52,100      540     2.06
Certificates of deposit                             319,635    8,365     5.19         292,100    8,794     5.97
                                                  -------------------               -------------------
Total deposits                                      452,497    9,661     4.24         404,135   10,061     4.94
Total borrowings                                     64,850    1,903     5.82          57,539    1,930     6.65
Total escrows                                         2,456        7     0.57           2,948        8     0.54
                                                  -------------------               -------------------
Total interest-bearing liabilities                  519,803   11,571     4.42         464,622   11,999     5.12
                                                  ---------                         ---------
Non-interest-bearing liabilities                     54,266                            49,569
                                                  ---------                        ----------
Total liabilities                                   574,069                           514,191
Total equity                                         62,194                            64,534
                                                  ---------                        ----------
Total liabilities and equity                      $ 636,263                         $ 578,725
                                                  ==========                        ==========
Net interest-earning assets                       $ 100,934                         $ 101,813
                                                  ==========                        ==========
Net interest income/interest rate spread                    $ 10,961     2.80   %              $ 9,995     2.58  %
                                                           =========    =====                 ========    =====
Net interest margin                                                      3.50%                             3.50%
                                                                        =====                             =====
Ratio of average interest-earning assets
   to average interest-bearing liabilities                             119.42%                           121.91%
                                                                      =======                           =======

     INTEREST INCOME - Interest income on loans decreased $77,000, or 0.9% for the three-month period ended December 31, 2001 compared to the three-month period ended December 31, 2000. Interest income on loans increased $133,000, or 0.7% for the six-month period ended December 31, 2001 compared to the six-month period ended December 31, 2000. An overall increase in average balance of loans was more than offset by an overall decrease in average rates earned for the three-month period ended December 31, 2001 compared to the three-month period December 31, 2000. However, an increase in the average balance of loans offset an overall decrease in average rates earned for the six-month period ended December 31, 2001 compared to the six-month period ended December 31, 2000. Interest income on securities decreased $23,000, or 1.1% for the three-month period ended December 31, 2001 compared to the three-month period ended December 31, 2000. Interest income on securities increased $405,000, or 10.3% for the six-month period ended December 31, 2001 compared to the six-month period ended December 31, 2000, and overall increase in the average balance of securities was offset by an overall decrease in average rates earned for the three-month period ended December 31, 2001 compared to the three-month period December 31, 2000. However, an increase in average balances of securities were able to offset overall decreases in average rates earned for the six-month period ended December 31, 2001 compared to the six-month period ended December 31, 2000.

     INTEREST EXPENSE - Interest expense on deposit accounts decreased $539,000 and $400,000, or 10.5% and 4.0%, respectively, for the three-month and six-month periods ended December 31, 2001 compared to the similar prior year periods. The increase in average balances on deposits was more than offset by the decrease in average rates on deposits and were primarily responsible for the overall decreases in interest expense. Similarly, interest expense on borrowings decreased $117,000 and $27,000, or 10.9% and 1.4%, respectively, for the three-month and six-month periods ended December 31, 2001 compared to the similar prior year periods. The increase in average balances on borrowings was more than offset by the decrease in average borrowing rates and was primarily responsible for the overall decrease in interest expense.

     PROVISION FOR LOAN LOSSES - The Company's provision for loan loss for the three months and six months ended December 31, 2001 was $620,000 and $994,000, respectively. This compares to $4.4 million and $4.5 million, respectively, for the corresponding prior year period. The provisions for loan losses during the three months and six months ended December 31, 2000 were due primarily to a $4.2 million charge-off of the carrying value of one commercial business loan. During the three months ended December 31, 2001, the Company charged-off the remaining carrying value of $546,000 with respect to this loan as the result of a new appraisal received with respect to the real property securing this loan. The new appraisal, which was received in anticipation of a sale of the property by the trustee in bankruptcy, indicated that, due to current economic conditions as well as an expected prolonged bankruptcy proceeding, the property's value had declined significantly from the prior appraisal obtained by the Company in 1999. During the quarter ended December 31, 2001, the Company also charged-off the remaining carrying value of $112,000 of another commercial business loan to a local construction company. Such charge-offs during the three months ended December 31, 2001 were partially offset by a $44,000 recovery on a previously charged-off commercial business loan. The Company's allowance for loan loss as a percentage of its loan portfolio increased to 1.00% at December 31, 2001 compared to 0.91% at June 30, 2001. The provisions for loan losses are based primarily upon the Company's regular review of credit quality and is based upon, but not limited to, the following factors: an evaluation of the portfolio, loss experience, current economic conditions, volume, growth and composition of the portfolio. Management believes, to the best of its knowledge, that the Company's allowance covers all known and inherent losses in the portfolio that are both probable and reasonably estimable at December 31, 2001, however, no assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of potential increases in the amount of the Company's non-performing loans in the remainder of the Company's loan portfolio.

     NON-INTEREST INCOME - Non-interest income increased $337,000, or 54.5% for the three-month period ended December 31, 2001 compared $618,000 for the similar prior year period. Non-interest income increased $532,000, or 56.1% to $1.5 million for the six-month period ended December 31, 2001 compared $962,000 for the similar prior year period. The increases were primarily a result of the Company taking advantage of market opportunities to realize gains upon the sale of loans and securities as well as increases in general service fees and charges.

     NON-INTEREST EXPENSE - Non-interest expense increased $555,000 or 16.4% to $3.9 million for the three-month period ended December 31, 2001 compared to $3.4 million for the three-month period ended December 31, 2000. Non-interest expense increased $970,000 or 14.4% to $7.7 million for the six-month period ended December 31, 2001 compared to $7.7 million for the six-month period ended December 31, 2000. Compensation and employee benefits expense increased $286,000 and $427,000, or 14.3% and 10.7%, respectively for the three-month and six-month periods ended December 31, 2001 compared to the similar period in the prior year. These increases were primarily a result of general increases in compensation and benefits and costs associated with the operation of our twelfth banking office in May 2001 in Southampton, Bucks County. Occupancy costs increased $107,000 and $197,000, or 25.0% and 23.0%, respectively for the three-month and six-month periods ended December 31, 2001 compared to the similar period in the prior year. These increases were primarily a result of costs associated with the opening of our twelfth banking office combined with a reduction on depreciable life to three years from four years with respect to technology related assets. Additionally, other increased costs included corporate advertising partially related to the implementation of our Online Banking product and other expense which was primarily the result of general expenses associated with deposit and loan servicing.

     INCOME TAX EXPENSE - The provision for income taxes for the three-month and six-month periods ended December 31, 2001 were $626,000 and $1.2 million, respectively. This compares to a tax benefit of $821,000 and $124,000 for the similar prior year three-month and six-month periods. The increase in provision for taxes for the three-month and six-month periods ended December 31, 20001 primarily relates to an increase in pre-tax income. The computed effective tax rate for the three-month and six-month periods ended December 31, 2001 was 33.3%.

CHANGES IN FINANCIAL CONDITION

     GENERAL. Total assets of the Company increased by $18.5 million or 3.0% to $643.7 million at December 31, 2001 compared to $625.1 million at June 30, 2001. The increase in assets resulted from cash increasing $22.6 million primarily as a result of accelerated prepayments on loans and mortgage-backed securities combined with continued deposit growth. Net loans declined $15.0 million or 3.3% from $454.2 million to $439.2 million due primarily to a decrease in the single-family residential mortgage loan portfolio. Specifically, commercial real estate and multi-family real estate loans increased $7.9 million or 6.1%, home equity loans increased $2.6 million or 3.5% and other consumer loans increased $162,000 or 1.7% while single-family residential decreased $19.9 million or 10.0%, construction and commercial business loans decreased by $5.4 million or 19.6%, and $246,000 or 1.2%, respectively, in the six months ended December 31, 2001. Total liabilities amounted to $580.8 million at December 31, 2001, an increase of 2.8% from June 30, 2001. Deposits increased $12.1 million or 2.4% to $509.1 million, with core deposits increasing $20.6 million or 11.7%, while borrowings increased $4.8 million or 8.1% from June 30, 2001. Total stockholders' equity increased $2.5 million to $62.9 million at December 31, 2001. The change in stockholders' equity was primarily the result of net income for the six months ended December 31, 2001.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents amounted to $44.8 million and $22.2 million at December 31, 2001 and June 30, 2001, respectively. Cash and cash equivalents increased during the period as a result of increased cash flows from loans and mortgage-backed securities and increased deposit balances.

     ASSETS AVAILABLE OR HELD FOR SALE. At December 31, 2001, securities classified AFS and loans classified held-for-sale amounted to $138.9 million and $4.5 million, respectively. This compares to $130.4 million in available for sale securities and $2.6 million in held-for-sale loans at June 30, 2001. The increase of $8.5 million, or 6.5%, in available for sale securities was part of the Company's investment strategies to increase profitability. At December 31, 2001, the Company had unrealized gains on available for sale securities of $430,000 net of unrealized losses, compared to unrealized losses on available for sale securities of $48,000 at June 30, 2001. The increase in unrealized gains is a result of decline in the general level of interest rates. The increase in held-for-sale loans at December 31, 2001 of $2.4 million or 89.2% represents the Company's continued activity in the secondary market for residential mortgage loans in order to position the Company to realize gains upon the sale of loans.

     LOANS. The net loan portfolio of the Company declined $15.0 million, or 3.3%, from $454.2 million at June 30, 2001 to $439.2 million at December 31, 2001. The decrease in the Company's net loan portfolio was due, in large part, to a decrease in the single-family residential mortgage loan portfolio

     During the six-months ended December 31, 2001, the Company's commercial real estate and multi-family real estate loans increased $7.9 million or 6.1%, home equity loans increased $2.6 million or 3.5% and other consumer loans increased $162,000 or 1.7% while single-family residential decreased $19.9 million or 10.0%, construction and commercial business loans decreased by $5.4 million or 19.6%, and $246,000 or 1.2%, respectively. Generally, changes in the mix of the Bank's loan portfolio reflect the Company's continuing efforts to diversify its loan portfolio and increase its holdings in loans that generally have higher yields and shorter terms to maturity and/or repricing than single-family residential mortgage loans. However, commercial real estate loans, multi-family residential mortgage loans, construction loans, home equity loans and other consumer loans all generally are deemed to have increased credit risk characteristics in comparison to single-family residential mortgage loans.

     The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans and other real estate owned.


                                                                    December 31,         June 30,
                                                                        2001               2001
                                                               --------------------------------------
                                                                        (Dollars in Thousands)
Accruing loans past due 90 days or more:
Real estate                                                        $       226            $       42
Commercial business loans                                                    -                     -
Other                                                                        -                    49
                                                               ----------------       ---------------
Total                                                                      226                    91
                                                               ----------------       ---------------
Non-accrual loans:
Mortgage loans
Single-family residential                                                1,669                 1,485
Commercial real estate and multi-family residential                        723                   675
Construction                                                                 -                     -
Home Equity                                                                360                   278
Consumer loans                                                              30                   151
Commercial business loans                                                   93                   966
                                                               ----------------       ---------------
                                                               ----------------
Total                                                                    2,875                 3,555
                                                               ----------------       ---------------

Performing troubled debt restructurings                                  1,696                 1,535
                                                               ----------------       ---------------
Total non-performing loans                                               4,797                 5,181
Other real estate owned, net                                                19                     -
                                                               ----------------       ---------------
Total non-performing assets                                        $     4,816            $    5,181
                                                               ================       ===============
Non-performing loans to total loans, net of deferred fees                1.08%                 1.13%
Non-performing assets to total assets                                    0.75%                 0.83%



     Total non-performing assets decreased $365,000 at December 31, 2001 compared to June 30, 2001. The decrease was primarily related to a reduction in non-performing commercial business and consumer loans partially offset by increases in single-family residential, home equity and multi-family and nonresidential loans.

     INTANGIBLE ASSETS. Intangible assets include a core deposit intangible and unidentified intangible asset, which represent the excess cost over fair value of assets acquired over liabilities assumed. The core deposit intangible and unidentified intangible asset are being amortized to expense over an accelerated twelve-year life and straight line ten-year life, respectfully. The carrying amount of intangible assets at December 31, 2001 and at June 30, 2001 was $1.2 million and $1.3 million, respectively, and was net of amortization of $2.9 million and $2.8 million, respectively.

     DEPOSITS. The Company's total deposits increased by $12.1 million, or 2.4% to $509.1 million at December 31, 2001 compared to $497.0 million at June 30, 2001. This increase occurred despite the Company being located in a highly competitive market for deposits. Savings accounts increased $7.1 million or 12.1%, checking and money market accounts increased $13.5 million or 11.5% and certificates of deposit decreased $8.5 million or 2.6%. The Company intends to continue its marketing efforts promoting core deposits in its efforts to help fund asset growth.

     FEDERAL HOME LOAN BANK ADVANCES. The Company utilizes advances from the Federal Home Loan Bank of Pittsburgh ("FHLB") primarily as an additional source of funds to meet loan demand. FHLB advances increased $4.8 million or 8.1% to $64.7 million at December 31, 2001 compared to $59.9 million at June 30, 2001. The Company also uses FHLB advances to fund certain investment strategies approved by our Board of Directors.

     EQUITY. Total stockholders' equity of the Company amounted to $62.9 million, or 9.8%, of assets at

December 31, 2001 compared to $60.4 million or 9.7% of total assets at June 30, 2001, an increase of $2.5 million, or 4.2%. Changes in stockholders' equity reflect year-to-date net income of $2.5 million, as well as an increase of $300,000 in accumulated other comprehensive income, primarily as a result of the increase in the value of the available for sale portfolio due to a decline in interest rates. Total stockholders' equity of the Company included net unrealized gains (losses), net of taxes, of $271,000 and ($29,000) on available for sale securities at December 31, 2001 and June 30, 2001, respectively. The Company paid a cash dividend of $0.13 and $0.12 per share during the quarter ended December 31, 2001 and September 30, 2001, respectively. These regular dividends totaled $493,000. No shares were repurchased during the six-month period ended December 31, 2001.

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

     Liquidity management is both a daily and long term function of business management. Excess liquidity is generally invested in short-term investments such as U.S. Treasury securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities. At December 31, 2001, the total approved investment and loan origination commitments outstanding amounted to $23.7 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2001 totaled $224.7 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company has the ability to utilize borrowings, typically in the form of FHLB advances as an additional source of funds. The maximum borrowing capacity available to the Company from the Federal Home Loan Bank was $374.4 million, as of September 30, 2001, based on qualifying collateral. The Company is required to maintain sufficient liquidity to ensure its safe and sound operation. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments. .........

CAPITAL

       At December 31, 2001, the Bank had regulatory capital which was well in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank's actual capital levels are detailed below:



                                                                                   Required to Be Well Capitalized
                                                           Required for Capital           under Prompt
                                  Actual Capital            Adequacy Purposes       Corrective Action Provision
                                ---------------------    ----------------------   -------------------------------
    (DOLLARS IN THOUSANDS)       Amount     Ratio          Amount     Ratio             Amount         Ratio
    ----------------------      ---------------------    ----------------------   -------------------------------
AS OF DECEMBER 31, 2001
Tangible capital                  $ 53,215     8.3%        $ 9,645     1.5%            $ 12,860         2.0%
(to tangible assets)
Core capital                        53,215     8.3%         25,661     4.0%              32,077         5.0%
(to adjusted tangible assets)
Tier I capital                      53,215    14.2%            N/A      N/A              22,554         6.0%
(to risk-weighted assets)
Risk-based capital                  57,631    15.3%         30,072     8.0%              37,590        10.0%
(to risk-weighted assets)


AS OF JUNE 30, 2001
Tangible capital                  $ 51,428     8.3%        $ 9,370     1.5%            $ 12,495         2.0%
(to tangible assets)
Core capital                        51,428     8.3%         24,938     4.0%              31,172         5.0%
(to adjusted tangible assets)
Tier I capital                      51,428    13.8%            N/A      N/A              22,305         6.0%
(to risk-weighted assets)
Risk-based capital                  55,741    15.0%         29,740     8.0%              37,175        10.0%
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a. An annual meeting of stockholders of the Company was held on November 8, 2001 ("Annual Meeting").

         b.   Not applicable.

         c. There were 4,937,387 shares of common stock of the Company eligible to be voted at the Annual Meeting and 4,715,328 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

                  1.   Election of directors for a three-year term.

                                                      FOR             WITHHELD
                                                 -------------       ----------
                    Frederick A. Marcell Jr.       4,573,052           142,276
                    William B. Weihenmayer         4,589,048           126,280

                  2. Proposal to ratify the appointment of KPMG LLP, as the Company's independent auditors for the year ending June 30, 2002.

                              FOR                AGAINST          ABSTAIN
                            ---------           ---------         --------
                            4,705,869            6,742             2,717

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


                           WILLOW GROVE BANCORP, INC.



Date:    February 14, 2002          By:   /s/ Frederick a Marcell Jr.
                                          -------------------------------------
                                          Frederick A. Marcell Jr.
                                          President and Chief Executive Officer


Date:    February 14, 2002          By:   /s/ Christopher E. Bell
                                          -------------------------------------
                                          Christopher E. Bell
                                          Senior Vice President and Chief
                                          Financial Officer